Form 10-K
period 2017-12-31
Legacy Acquisition Corp.
filed 2018-03-29
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number ___________

Legacy Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-3674868
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1308 Race Street, Suite 200 Cincinnati, Ohio	45202
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code       (513) 618-7161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Warrant to purchase one-half of one share of Class A common stock	New York Stock Exchange
Class A common stock, par value $0.0001 per share	New York Stock Exchange
Warrants, exercisable for one-half of one share of Class A common stock for $5.75 per half share, or $11.50 per whole share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐

The registrant completed the initial public offering of its Class A common stock, par value $0.001 per share, on November 21, 2017. There was no public market for the registrant’s common stock as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

At March 20, 2018, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 30,000,000 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 9,715,292 shares of Class A common stock trade separately.

Documents Incorporated By Reference: None.

i

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2017 (this “Form 10-K”), references to:

●	“we,” “us,” “company” or “our company” are to Legacy Acquisition Corp., a Delaware corporation;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchased public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“management” or our “management team” are to our executive officers and directors;

●	“sponsor” are to Legacy Acquisition Sponsor I LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the Legacy Team;

●	“Legacy Team” are to a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team and all of the members of our Advisory Council;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“founder shares” are to shares of our Class F common stock initially purchased by our sponsor in a private placement prior to our initial public offering, after giving effect to a 1.5-for-1 stock split in the form of a dividend effectuated on September 18, 2017, and the shares of our Class A common stock issuable upon the automatic conversion thereof at the time of our initial business combination;

●	“common stock” are to our Class A common stock and our Class F common stock;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement that occurred simultaneously with the closing of our initial public offering; and

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees.

ii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some statements contained in this Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws, which involve risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors” . Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated on March 15, 2016 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we may pursue a business combination opportunity in any industry or sector, we intend to focus on businesses that operate in the following sectors: (i) consumer packaged goods (“CPG”) and other consumables, (ii) consumer durables, and (iii) retail and restaurants. We have reviewed, and continue to review, a number of opportunities for the purpose of entering into a business combination with an operating business, but we have not selected any specific business combination target and we are not able to determine as of the date of this Form 10-K whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will not generate any operating revenues until after completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering.

Sponsor and Financing

Our sponsor is Legacy Acquisition Sponsor I LLC. In October 2016, the sponsor purchased 5,750,000 shares of Class F common stock, or “founder shares”, for $25,000, or approximately $0.004 per share. The sponsor had agreed to forfeit up to 750,000 founder shares to the extent that the over-allotment option granted to the underwriters in our initial public offering was not exercised in full by the underwriters, so that our initial stockholders would own 20% of the Company’s issued and outstanding shares immediately after our initial public offering.

During September 2017, the Company effected a 1.5 for 1 stock dividend of 2,875,000 founder shares, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. The stock dividend also adjusted the founder shares subject to forfeiture from 750,000 to 1,125,000, to the extent that the over-allotment option was not exercised in full by the underwriters, so that the founder shares would represent 20.0% of the Company’s issued and outstanding shares immediately after our initial public offering.

On November 16, 2017, our registration statement (File No. 333-221116) for our initial public offering was declared effective by the SEC pursuant to which we sold an aggregate of 30,000,000 Units at price to the public of $10.00 per Unit, generating gross proceeds of $300,000,000. Each Unit consisted of one share of Class A common stock and one public warrant to purchase one-half of one share of Class A common stock. Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. Each public warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of our initial public offering and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation. However, if we do not complete our initial business combination on or prior to the 24-month period allotted to complete the initial business combination, the public warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of the public warrants issued in connection with the 30,000,000 Units during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, we may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company send the notice of redemption to the warrant holders. Our Units began trading on the NYSE under the symbol “LGC.U” on November 16, 2017. Our initial public offering was consummated on November 21, 2017.

Net proceeds of $300,000,000 from our initial public offering and the sale of the private placement warrants are held in a trust account established for the benefit of the Company’s public stockholders with Continental Stock Transfer & Trust Company acting as trustee. Except for the withdrawal of interest to pay taxes and up to $750,000 annually for working capital purposes, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination or the redemption of 100% of the Class A common stock that we issued in our initial public offer if we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering.

On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture were forfeited as of November 27, 2017. As such at December 31, 2017 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (28,634,680 of which are classified outside of equity as redeemable common stock).

On November 27, 2017, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units. On November 30, 2017, our Class A common stock and Warrants began trading on the NYSE under the symbols “LGC” and “LGC WS,” respectively.

Our Legacy Team is comprised of more than 20 senior business professionals, including the members of our management team and the members of our Advisory Council, that have a broad range of experience in executive leadership, private equity, investment banking, strategy development and implementation, operations management, financial policy, and corporate transactions such as acquisitions and divestitures. Each member of the Legacy Team is a member of our sponsor and has a strong interest in our successful completion of an initial business combination. Many of the Legacy Team members have worked together in the past as executive leaders and senior managers while generating significant shareholder value for Procter & Gamble. Other Legacy Team members have worked in leading consumer-oriented companies, including Pepsi, Maytag, and Coty.

We believe the industry expertise, principal investing, transactions experience and business acumen of our Legacy Team will make us an attractive partner for potential business combination targets and enhance our ability to complete a successful business combination. We also believe that the collective capabilities of our Legacy Team will enable us to enhance the value of an acquired business via identification and execution of strategic and operational initiatives following a business combination. Members of our management team and the Legacy Team are communicating with their network of relationships to articulate our acquisition themes, including the parameters of our search for a target company, and have begun the disciplined process of pursuing and reviewing promising leads.

Business Strategy

Our acquisition and value creation strategy is to (i) assess a broad range of potential business combination targets, (ii) complete our initial business combination, and (iii) drive increased shareholder value through the collective capabilities of our management team, the Advisory Council and the Legacy Team following our initial business combination. Our acquisition selection process leverages the broad network of relationships of our management team, the Advisory Council and the Legacy Team with executive leaders, board members, shareholders and entrepreneurs that are affiliated with public and private companies within the consumer and retail industry. One large source of industry relationships is the P&G Alumni Network. The organization consists of more than 37,000 former employees of Procter & Gamble and includes approximately 150 current and former chief executive officers of Fortune 1000 companies. Mr. Rigaud, our Chief Executive Officer and Chairman, is an inaugural Advisory Board Member of the P&G Alumni Network and was recognized by the organization for a lifetime of community service in 2017. In addition to relationships with industry participants, we intend to leverage the relationships of our management team, the Advisory Council and the Legacy Team with private equity investors, investment bankers and other third party professionals.

We believe that the consumer and retail industry presents a dynamic environment with many potential business combination targets that have attractive operating and financial characteristics such as strong revenue growth, profit margins and market share. One notable industry trend involves large multi-national industry participants that are divesting attractive brands as they focus on a core group of their largest brands that are positioned for global distribution. In recent years, companies such as Newell Brands, Procter & Gamble and Unilever have divested selected brands as part of their portfolio optimization strategy. In addition, we believe that emerging trends related to demographics, consumer lifestyles, globalization and shopping preferences present opportunities for an experienced operating team to identify suitable potential business combination targets and drive incremental enhancements to shareholder value following our initial business combination. Our management team, the Advisory Council and the Legacy Team have significant experience both with managing established businesses through periods of transition and managing emerging businesses that are experiencing rapid growth. We believe that our ability to identify and implement operational value creation initiatives remain central to our differentiated strategy for overall value creation.

We are focusing on those sectors that are comprised of businesses that produce CPG and other consumables, produce consumer durables or manage retail and/or restaurant chains. We believe that our investment experience and operating expertise across multiple consumer categories provide a sizable addressable universe of potential business combination targets and will facilitate our ability to complete a business combination in a timely manner.

Our management team, the Advisory Council and the Legacy Team have focused, and intend to continue to focus, on the following industry sectors:

●	CPG and other Consumables, including:

o	Beauty and Personal Care;

o	Household Cleaning Products;

o	OTC Pharmaceuticals;

o	Pet Products; and

o	Food and Beverage.

●	Consumer Durables, including:

o	Household Goods, such as Housewares and Small Appliances;

o	Large Appliances; and

o	Recreational Products.

●	Retail and Restaurants, including:

o	Casual Dining Operations or Franchise;

o	Quick Serve Restaurants; and

o	Selected Specialty Retail, such as vertically integrated brands.

We believe the owners of businesses, including private equity firms, corporations, family businesses and entrepreneurs view the combined expertise, diversity of backgrounds and collective track record of our management team, as well as that of the members of our Advisory Council and the other members of the Legacy Team, as positive attributes when considering liquidity events and/or capital sources.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We are seeking to acquire one or more companies that we believe:

●	have potential for significant growth following our initial business combination;

●	have developed leading positions within their industries, based on our evaluation of several factors, including growth profile, competitive environment, profitability profile and sustainability of business plan;

●	have market and/or cost leadership positions in their respective consumer niches and would benefit from our extensive networks and insights within the consumer sector;

●	provide enduring products or services, with the potential for revenue, market share and/or distribution improvements;

●	are fundamentally sound companies that are not operating at their full potential but offer compelling value;

●	have untapped intrinsic value that has not been recognized by the marketplace; and

●	can offer attractive risk-adjusted return on investments for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. In conducting our due diligence review, we intend to leverage the experience of members of our Advisory Council and other members of the Legacy Team on an efficient and cost effective basis as we deploy them to review matters related to their specific areas of functional expertise.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team, members of our Advisory Council and other members of the Legacy Team directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination target if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

While we have reviewed, and will continue to review, a number of prospective target businesses, we have not selected any specific target business. Additionally, we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any prospective target business. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combination targets and monitoring the related due diligence.

Our executive officers have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering.

Initial Business Combination

So long as we maintain a listing for our securities on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Sourcing of Potential Business Combination Targets

We believe our management team’s, our Advisory Council’s, and the Legacy’s team significant operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, such individuals have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team, Advisory Council and Legacy Team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of such individuals in executing transactions under varying economic and financial market conditions.

In addition, members of our management team, our Advisory Council and the Legacy team have developed contacts from serving on the boards of directors of several companies in diverse sectors.

This network is expected to provide us with a robust and consistent flow of acquisition opportunities which we expect to be proprietary or where a limited group of investors will be invited to participate in the sale process. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our executive officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have fiduciary duties or contractual obligations to several entities that may present a conflict of interest. As a result of these duties and obligations, situations may arise in which business opportunities may be given to one or more of these other entities prior to being presented to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, without an operating history, and the uncertainty relating to our ability to obtain stockholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $289,500,000 assuming no redemptions and after payment of up to $10,500,000 of deferred underwriting fees, we believe we offer a target business a variety of options such as creating a liquidity event for its owners, or providing capital for the potential growth and expansion of its operations. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the completion of our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

While we have reviewed a number of opportunities for the purpose of entering into a business combination with an operating business, we have not selected any specific business combination target. Members of our management team and the Legacy Team are communicating with their network of relationships to articulate our acquisition themes, including the parameters of our search for a target company, and have begun the disciplined process of pursuing and reviewing promising leads; however, we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. As of December 31, 2017, we were not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The NYSE rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rule. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination. Please refer below to “—Employees” for additional information.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under they NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and the number of shares or common stock to be issued, or if the number of shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law or applicable stock exchange rule will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market, pursuant to Rule 10b5-1 plans or otherwise, either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We intend to adopt an insider trading policy that will require our insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount deposited in the trust account is initially $300,000,000 (or approximately $10.00 per public share). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we would be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we do not become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 15% or more of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to less than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of public shares and liquidation if no initial business combination

We have only 24 months from the closing of our initial public offering on November 21, 2017 to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our initial stockholders acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,752,000 of proceeds held outside the trust account as of December 31, 2017, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes and up to $750,000 to fund working capital requirements annually, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes and up to $750,000 to fund working capital requirements annually, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our sponsor would be able to satisfy those obligations. We believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes and up to $750,000 to fund working capital requirements annually, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2017, we have available to us approximately $1,752,000 of proceeds held outside the trust account as well as any amounts drawn from the trust account to fund our working capital requirements and with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and up to $750,000 to fund our working capital requirements annually, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and up to $750,000 to fund our working capital requirements annually, and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 24 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Mr. Rigaud, Mr. McCall, Mr. Finn or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our Units, Class A common stock and warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the uniform resource locators (“URLs”) for these websites are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Further, for as long as we remain an emerging growth company, we will not be required to comply with the auditor attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A. RISK FACTORS

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of NYSE or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see “Item 1. Business — Stockholders may not have the ability to approve our initial business combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote. Further, certain institutional investors may have different interests than other public stockholders.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial stockholders own 20% of our outstanding shares of common stock immediately following the completion of our initial public offering. As a result, in addition to the founder shares, we would need 11,250,001, or 37.5%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our initial business combination are present at such meeting, we would need only 1,875,001 of the 30,000,000 public shares, or approximately 6.3% of the shares sold as part of the units in our initial public offering, to be voted in favor of our initial business combination in order to have such transaction approved . In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved.

Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class F common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class F common stock at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, or may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses, such that our sponsor will receive additional shares. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business — Business Strategy — Tendering stock certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on the NYSE and began trading on November 16, 2017. On November 27, 2017, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units. On November 30, 2017, our Class A common stock and Warrants began trading on the NYSE under the symbols “LGC” and “LGC WS,” respectively. Although after giving effect to our initial public offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 following the completion of our initial public offering and the sale of the private placement warrants, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a ’‘group” of stockholders are deemed to hold 15% or more of our Class A common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares equal to or exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our Class A common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account and the interest that may be released to us from the trust account to fund our working capital requirements are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account and the $750,000 of interest that may be released to us annually from the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least 24 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account and up to $750,000 of interest that may be released to us annually from the trust account to fund our working capital requirements, will be sufficient to allow us to operate for at least 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account and the interest that may be released to us from the trust account to fund our working capital requirements are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

As of December 31, 2017, we have available to us approximately $1,752,000 of proceeds held outside the trust account as well as any amounts drawn from the trust account to fund our working capital requirements. In addition to up to $750,000 of interest that may be released to us annually from the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of our initial public offering.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes and up to $750,000 of interest to fund working capital requirements annually, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes and up to $750,000 to fund working capital requirements annually, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments, and

●	restrictions on the issuance of securities each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading ’‘investment securities’’ constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by the NYSE), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We did not register, and are not registering, the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We did not register, and are not registering, the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, we will use our reasonable best efforts to file, and within sixty (60) business days after the closing of our initial business combination, to have declared effective, a registration statement relating to the Class A common stock issuable upon exercise of the warrants, and to maintain a current prospectus relating to such shares of Class A common stock until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the units. We may not redeem the warrants when a holder may not exercise such warrants. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. Furthermore, if we complete our business combination with an entity that is affiliated with a member of our Advisory Council, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class F common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Immediately after our initial public offering, there were 46,250,000 and 2,500,000 authorized but unissued shares of Class A and Class F common stock available, respectively, for issuance, which amount takes into account shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class F common stock. Shares of Class F common stock will automatically convert into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. Immediately after our initial public offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-business combination activity). We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. These anti-dilution provisions may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses, such that our sponsor will receive additional shares. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 of working capital released to us annually), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained as of the date of this Form 10-K. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we expect to continue to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our initial business combination. See a description of our executive officers’ and directors’ current affiliations under the headings “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” below.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation renounces our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In October 2016, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On September 18, 2017, we effectuated a 1.5-for-1 stock split in the form of a dividend, resulting in 8,625,000 founder shares outstanding and held by our sponsor (up to 1,125,000 of which are subject to forfeiture). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 17,500,000 (or 19,300,000 if the over-allotment option is exercised in full) private placement warrants, each exercisable for one-half of one share of our Class A common stock at $5.75 per half share, for a purchase price of $8,750,000 (or $9,650,000 if the over-allotment option is exercised in full), or $0.50 per warrant, that will also be worthless if we do not complete a business combination.

The founder’s shares are identical to the shares of common stock included in the units being sold in our initial public offering, except that (i) the founder shares are subject to certain transfer restrictions, (ii) our initial stockholders, officers, directors and director nominees have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (b) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame); (iii) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (iv) the founder shares are subject to registration rights.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24 month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination

Since our sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of December 31, 2017 to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provides us with $289,500,000 that we may use to complete our business combination (excluding up to $10,500,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (such that we become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time period in which the company must consummate its initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) will provide that it may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation will provide that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on charter amendments. Our initial stockholders, who will beneficially own 20% of our common stock upon the closing of our initial public offering, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers, directors and director nominees, the registration rights agreement among us and our initial stockholders and the administrative services agreement between us and our sponsor, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains (i) a representation that we will not consummate any public or private equity or debt financing prior to the consummation of a business combination, unless all investors in such financing expressly waive, in writing, any rights in or claims against the trust account and (ii) a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on the NYSE. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support. Further, certain institutional investors may have different interests than other public stockholders.

Immediately following the closing of our initial public offering, our initial stockholders owned 20% of our issued and outstanding shares of common stock.

Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any intention as of the date of this Form 10-K to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. We may not redeem the warrants when a holder may not exercise such warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 15,000,000 shares of our Class A common stock as part of the units offered in our initial public offering and private placement warrants, exercisable to purchase an aggregate of 8,750,000 shares of our Class A common stock, in a private placement. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, if and when exercised, would increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) the founder shares are subject to registration rights. In addition, for as long as the private placement warrants are held by Loop Capital Markets LLC or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for our initial public offering.

Because each warrant is exercisable for only one-half of one share of our Class A common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of Class A common stock. Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. As a result, warrant holders not purchasing an even number of units must sell any odd number of warrants in order to obtain full value from the fractional interest that will not be issued. Nevertheless, this Unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

There market for our securities is volatile and may not develop further, which would adversely affect the liquidity and price of our securities.

Following our initial public offering, the price of our securities has varied significantly. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

An investment in our initial public offering may result in uncertain or adverse United States federal income tax consequences.

An investment in our initial public offering may result in uncertain United States federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a Unit between the share of common stock and the warrant to purchase one share of common stock included in each Unit could be challenged by the IRS or the courts. Furthermore, the United States federal income tax consequences of a cashless exercise of a warrant included in the units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to consumer sector companies.

Business combinations with companies in the consumer sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	An inability to manage rapid change, increasing consumer expectations and growth;

●	An inability to build strong brand identity and improve customer satisfaction and loyalty;

●	Limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, that could cause a loss in revenue and any competitive advantage;

●	The high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;

●	An inability to attract and retain customers;

●	An inability to license or enforce intellectual property rights on which our business may depend;

●	Seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

●	An inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	Dependence of our operations upon third-party suppliers whose failure to perform adequately could disrupt our business;

●	Our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;

●	We may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;

●	Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations; and

●	Our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the consumer sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our executive offices at 1308 Race Street, Suite 200, Cincinnati, Ohio 45202. The cost for this space is included in the $10,000 per month fee that we pay our sponsor for office space, utilities, secretarial support and other administrative, accounting and consulting services. We believe that the amount we pay under the administrative services agreement is comparable to the cost of similar services that we could obtain from unaffiliated persons. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units began trading on the NYSE under the symbol “LGC.U” on November 17, 2017. On November 27, 2017, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units. On November 30, 2017, our Class A common stock and Warrants began trading on the NYSE under the symbols “LGC” and “LGC WS,” respectively. Each Unit consists of one share of Class A common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of Class A common stock at a price of $5.75 per half share (11.50 per whole share), subject to adjustment as described in our final prospectus dated November 16, 2017 which was filed with the SEC on November 17, 2017. Please refer to “Item 1. Business –Sponsor and Financing” and “Note 3. Public Offering” in the Notes to our audited financial statements for the year ended December 31, 2017 for additional information.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NYSE for the period from November 17, 2017 (the first day on which our Units began trading) through December 31, 2017, and for our Class A common stock and Warrants for the period from November 30, 2017 (the first day on which our Class A common stock and Warrants were traded separately) through December 31, 2017.

	Units (LGC.U)		Class A common stock (LGC)		Warrants (LGC WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2017:
Quarter ended December 31, 2017(1), (2)	$10.05	$9.91	$9.68	$9.55	$0.75	$0.42

(1)	Beginning on November 17, 2017 with respect to LGC.U.
(2)	Beginning on November 30, 2017 and December 1, 2017, respectively, with respect to LGC WS and LGC.

(b) Holders

At March 20, 2018, there was one holder of record of our Units, one holder of record of our separately traded Class A common stock, and two holders of record of our separately traded Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission (the “SEC”) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The graph set forth below compares cumulative total return on our Units with the cumulative total return of the Russell 2000 Index, the NYSE Composite Index, and the S&P 500, resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from our initial public offering to the last trading day of each month for the period from November 17, 2017 (the date our Units began trading on the NYSE) through December 31, 2017.

Comparison of Cumulative Return

Note: Stock price performance shown in the Performance Graph for Units is historical and not necessarily indicative of future price performance.

	Period Ending
Index	11/17/2017	11/30/2017	12/31/2017
Legacy Acquisition Corp. Unit (LGC.U)	$100.00	$100.10	$99.40
Russell 2000 Index	$100.00	$103.44	$102.86
NYSE Composite Index	$100.00	$102.64	$104.11
S&P 500	$100.00	$102.67	$103.67

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On November 16, 2017, simultaneously with the consummation of the IPO and the sale of the Units, we completed the private sale to our sponsor of an aggregate of 17,500,000 private placement warrants at a price of $0.50 per private placement warrante, generating total proceeds of $8,750,000. The private placement warrants are substantially similar to the public warrants, except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination.  If the private placement warrants are held by holders other than their initial holder, the private placement warrants will be redeemable by the Company and exercisable by holders on the same basis as the public warrants

The sales of the private placement warrants by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On November 16, 2017, our registration statement (File No. 333-221116) (the “Registration Statement”) for our initial public offering was declared effective by the SEC pursuant to which we sold an aggregate of 30,000,000 Units at price to the public of $10.00 per Unit, generating gross proceeds of $300,000,000. Each Unit consists of one share of Class A common stock and one public warrant to purchase one-half of one share of Class A common stock. Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of Class A common stock. Wells Fargo Securities, LLC, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated served as the joint book-running managers and Loop Capital Markets served as the co-manager for the offering. Our initial public offering was consummated on November 21, 2017.

Net proceeds of $300,000,000 from our initial public offering and the sale of the private placement warrants are held in a trust account established for the benefit of the Company’s public stockholders with Continental Stock Transfer & Trust Company acting as trustee. Except for the withdrawal of interest to pay taxes and up to $750,000 annually for working capital purposes, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination or the redemption of 100% of the Class A common stock that we issued in our initial public offer if we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering.

We paid $6,000,000 in underwriting discounts and incurred offering costs of approximately $887,000 related to our initial public offering. In addition, the Underwriters agreed to defer $ $10,500,000 in underwriting discounts, which amount will be payable when and if an initial business combination is consummated. We also repaid $100,000 in non-interest bearing loans made to us by our sponsor to cover expenses related to our initial public offering and the remaining approximately $474,000 was converted into Placement Warrants as a part of the $8,750,000 paid by the sponsor for the Placement Warrants. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated November 16, 2017, which was filed with the SEC on November, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2017 and 2016, respectively, and for the year ended December 31, 2017 and the period from March 15, 2016 (inception) through December 31, 2016. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

Balance Sheet Data:	December 31, 2017	December 31, 2016
Cash	$1,752,000	$26,000
Cash and Investments held in Trust Account	$300,403,000	$-
Total Assets	$302,291,000	$150,000
Total current liabilities	$436,000	$285,000
Deferred underwriting compensation	$10,500,000	$-
Common stock subject to possible redemption (at redemption value):	$286,355,000	$-
Total stockholders’ equity (deficit)	$5,000,000	$(135,000)

	Year Ended December 31, 2017	March 15, 2016 (inception) to December 31, 2016
Cash Flow Data:
Net cash used in operating activities	$(23,000)	$-
Net cash used in investing activities	$(300,000,000)	$-
Net cash provided by financing activities	$301,749,000	$26,000

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$154,000	$160,000
Loss from operations	$(154,000)	$(160,000)
Other Income:
Interest income	$403,000	$-
Income (loss) before income taxes	249,000	(160,000)
Provision for income taxes	(130,000)	-
Net income (loss)	$119,000	$(160,000)
Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding – basic and diluted	30,000,000	-
Net income (loss) per Class A common share – basic and diluted	$0.00	$0.00
Weighted average class F common shares outstanding – basic and diluted	7,500,000	2,315,000
Net Loss per class F common share – basic and diluted	$0.00	$(0.07)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Legacy Acquisition Corp.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class F common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class F common stock;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2017 we had $1,752,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our primary activities since inception have been organizational activities and those necessary to prepare for our initial public offering which was consummated on November 21, 2017. Since that time, our activities have also included the initial activities in our search for a business combination.

During year ended December 31, 2017 and during the period from March 15, 2016 (inception) to December 31, 2016, we incurred approximately $154,000 and $160,000, respectively, for such formation and organizational activities as well as, since November 21, 2017, our initial activities in search of a business combination. In the year ended December 31, 2017 our principal operating expenses included bookkeeping and accounting services of approximately $63,000, franchise taxes of approximately $26,000, audit and accounting fees of approximately $23,000 and administrative fees to our sponsor of approximately $10,000. Further, during the year ended December 31, 2017, the Company generated approximately $403,000 of interest income on the investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $130,000 in the year ended December 31, 2017 since the majority of our operating expenses are considered start-up costs and are not currently deductible.

Included among the $160,000 of costs incurred for formation and organizational activities in the period from March 15, 2016 (inception) to December 31, 2016 are services of two consultants on retainer at our sponsor or affiliate including one consultant for $48,000 and another consultant for $25,000 (which services were terminated in April 2016) as well as approximately $55,000 incurred for monthly bookkeeping and accounting services and for the use of office space through December 31, 2016. Following our initial public offering, such services are included in the agreement to pay our sponsor $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. There were no assets in the Trust Account in the period ended December 31, 2016 and therefore no interest income and no provision for income taxes.

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering. Our interest income will generate a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. Further, after our initial public offering we expect to incur approximately $200,000 in franchise taxes and approximately $120,000 per year for office space, accounting services, utilities and secretarial support provided by the sponsor. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Our due diligence and other costs of identifying, documenting and closing a business combination are expected to be very significant and will vary with the stage of development of a business combination. We expect our expenses to increase after the closing of our initial public offering and to increase again as we find, perform due diligence and then work to close a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account.

Liquidity and Capital Resources

Prior to the completion of our initial public offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor and, as amended in October 2017, up to $585,000 in loans from our sponsor ($574,000 of which had been loaned, including $285,000 loaned to December 31, 2016 and $289,000 loaned during the year ended December 31, 2017, representing (a) the amount charged by our sponsor and its affiliates for services related to our formation and to our initial public offering and for consulting services provided by third parties to the sponsor related to our initial public offering, as well as (b) approximately $289,000 loaned directly to us in 2017.

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $887,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, are approximately $301.6 million. Of this amount, $300.0 million will be held in the trust account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 will not be held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any, and up to $750,000 to fund working capital requirements annually. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2017, we have available to us of approximately $1,752,000 of proceeds held outside the trust account as well as any amounts drawn from the Trust Account to fund our working capital requirements (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2018, except as may be incurred in connection with our initial business combination (if any).

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $1,150,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $200,000 for legal and accounting fees related to regulatory reporting requirements; $85,000 for the NYSE and other regulatory fees; $240,000 for office space, administrative, consulting and support services; $50,000 as a reserve for liquidation expenses and approximately $25,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 23,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period from original issuance of Class A common stock in November 2017. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net Income (Loss) available to each class of common stockholders is as follows at December 31, 2017:

Net income available to Class A common stockholders:
Interest income	$403,000
Less: Income and franchise taxes	(156,000)
Expenses available to be paid with Interest income from Trust (up to a Maximum of $750,000 per year)	(128,000)
Net income available to Class A common stockholders	$119,000
Net income available to Class F common stockholders:
Net income	$119,000
Less: amount attributable to Class A common stockholders	(119,000)
Net income available to class F common stockholders	$-

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At December 31, 2017 and 2016, the Company has a deferred tax asset of approximately $66,000 (reflecting a reduction of approximately $21,000 and $26,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate as of December 31, 2017.

Redeemable Common Stock

All of the shares of common stock sold as part of the Units in our initial public offering contain a redemption feature which allows for the redemption of such common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

Legacy Acquisition Corp.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2017 and for the period from March 15, 2016 (inception) to December 31, 2016.

	Year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2017

Operating Expenses:
General and Administrative Expenses	$27,000	$20,000	$17,000	$90,000	$154,000
Loss from operations	(27,000)	(20,000)	(17,000)	(90,000)	(154,000)
Other Income – Interest on Trust	-	-	-	403,000	403,000
Income (loss) before income tax	(27,000)	(20,000)	(17,000)	313,000	249,000
Provision for income tax	-	-	-	(130,000)	(130,000)
Net Income (Loss)	$(27,000)	$(20,000)	$(17,000)	$183,000	$119,000
Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding – basic and diluted	$-	$-	$-	$30,000,000	$30,000,000
Net Income (Loss) per Class A common stock – basic and diluted	$-	$-	$-	$0.00	$0.00
Weighted average Class F shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,702,000	7,650,000
Net Loss per Class F common share – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000	7,500,000

Balance Sheet Data (at period end)
Cash	$80,000	$71,000	$44,000	$1,752,000	$1,752,000
Investments and cash held in trust	$-	$-	$-	$300,403,000	$300,403,000
Total Assets	$302,000	$310,000	$360,000	$302,291,000	$302,291,000
Deferred Underwriting Fee	$-	$-	$-	$10,500,000	$10,500,000
Total Liabilities	$464,000	$492,000	$199,000	$10,936,000	$10,936,000
Common stock subject to possible redemption	$-	$-	$-	$286,355,000	$286,355,000
Equity(deficit)	$(162,000)	$(182,000)	$(199,000)	$5,000,000	$5,000,000

	Period from March 15, 2016 (inception) to December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	March 15, 2016 (inception) to December 31, 2016

Operating Expenses:
General and Administrative Expenses	$50,000	$49,000	$30,000	$31,000	$160,000
Net Income (Loss)	$(50,000)	$(49,000)	$(30,000)	$(31,000)	$(160,000)
Income (Loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.07)
Weighted average shares outstanding:
Basic	-	-	-	5,950,000	2,315,000

Balance Sheet Data (at period end)
Cash	$-	$-	$-	$26,000	$26,000
Total Assets	$51,000	$64,000	$105,000	$150,000	$150,000
Total Liabilities	$101,000	$164,000	$234,000	$285,000	$285,000
Equity (deficit)	$(50,000)	$(100,000)	$(129,000)	$(135,000)	$(135,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Title
Edwin J. Rigaud	74	Chief Executive Officer and Chairman
Darryl T. F. McCall	63	President, Chief Operating Officer and Director
William C. Finn	56	Chief Financial Officer
Steven A. Davis	59	Director
Richard White	64	Director
Andrew W. Code	59	Director
Sengal Selassie	49	Director

Edwin J. Rigaud has served as our Chairman and Chief Executive Officer since inception and has more than 40 years of business experience across a multitude of operating and leadership roles. In 2007, Mr. Rigaud founded EnovaPremier and commenced operations through the acquisition of the assets of T&WA, Inc. Since that time he has served as the Chief Executive Officer of EnovaPremier while guiding that company to a position as one of the leading providers of automotive pre-assembly services in the United States. Prior to founding EnovaPremier, Mr. Rigaud served in numerous operating and management capacities at Procter & Gamble from 1965 to 2001. Mr. Rigaud’s notable leadership positions at Procter & Gamble included his role as a Vice President of Food & Beverage Products and as a Vice President of Government Relations in North America. Adding to his experience as a senior manager, Mr. Rigaud developed significant expertise in product development and brand management having been the first Technical Brand Manager in the exploratory phase of Pringle’s, and ultimately the Product Development Group Leader during the execution of Pringle’s national launch. Mr. Rigaud also led the product development efforts of Secret Deodorant & Antiperspirant including key technology and perfume upgrades, while having direct participation in the creation of the famous slogan, “strong enough for a man, but made for a woman”. Mr. Rigaud’s leadership in these efforts helped to facilitate a major relaunch of the Secret brand and he was ultimately named a Director in Product Development. Outside of his corporate leadership experience, Mr. Rigaud has served on the Board of the Federal Reserve Bank of Cleveland and the Board of the local affiliate of Fifth Third Bank of Cincinnati. Mr. Rigaud has also held appointments by Governor Bob Taft to the Ohio Board of Regents, and by President George W. Bush to the National Institute of Museum and Library Services. In 1997, Mr. Rigaud became the first CEO of the National Underground Railroad Freedom Center, located in Cincinnati, Ohio. This 9-year development program included raising $110 million while working closely with John Pepper, former Chairman and CEO of Procter & Gamble, who served as the National Building Campaign Chairman. Mr. Rigaud is also the head of one of the first African American ownership groups of a Major League Baseball franchise, the Cincinnati Reds.

Darryl T. F. McCall has served as our President and COO since inception and is our director. With more than 35 years of domestic and international operating experience with consumer products businesses, Mr. McCall will provide us with a broad range functional expertise and executive leadership experience. Mr. McCall served as Executive Vice President and Executive Committee member at Coty, Inc. from 2008 to 2014 where his key responsibilities involved the management of numerous global manufacturing facilities and distribution centers. During his tenure at Coty, Mr. McCall also held major responsibilities related to the integration of 5 acquired businesses and helped lead the company through its $1.0 billion initial public offering in 2013. Prior to joining Coty, Mr. McCall held numerous positions at Procter & Gamble from 1978 to 2008. From 2007 to 2008, Mr. McCall was Product Supply Vice President — Global Fabric Care, leading a global organization comprised of more than 35 manufacturing operations centers and more than 16,000 employees. From 2005 to 2006, Mr. McCall served as General Manager of Procter & Gamble’s Global Personal Cleansing Care Division which oversees brands such as Camay®, Gillette®, Ivory®, Olay®, Old Spice®, and Zest®. Mr. McCall also held significant responsibilities for integrating certain of Procter & Gamble’s large acquisitions. Notable examples include the leadership of the supply chain integration of Gillette® and Wella®. Over the course of his career Mr. McCall has managed operations in Belgium, Canada, the United Kingdom, France, Switzerland and the United States. He also is a member of the Board of Directors for HCP Packaging.

William C. Finn has served as our Chief Financial Officer since August 2016. Mr. Finn has worked in the Commercial Finance Industry for more than 29 years. Mr. Finn has worked as a senior executive for several financial institutions, including National City Bank (Senior Vice President, May 2000 to April 2007), Wintrust Financial Corporation (Executive Vice President, April 2007 to November 2010) and Fifth Third Bank (Senior Vice President, November 2010 to January 2016). Over the course of his career, Mr. Finn has completed traditional commercial banking transactions for numerous privately-held and publicly-listed companies whose annual sales ranged from $10 million to $10 billion. Since January 2016, Mr. Finn has engaged in international business development activities as a shareholder of two companies: Isovac Products, a company that manufactures products that provide Chemical/Biological/Radiological isolation, containment and protection; and GSD Innovations, a technology distribution company that focuses primarily on domestic and international renewable energy, clean water and humanitarian efforts. In addition, since 2015, Mr. Finn has served as Managing Member of W.C. Financial, a boutique consulting firm that focuses on securing project financing for domestic and international opportunities related to renewable energy, clean water and infrastructure, ranging from $50 million to $5 billion.

Steven A. Davis, our director, serves as chief executive officer of SDL Consulting LLC and served as Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc. from 2006 to 2014. Bob Evans Farms is a diversified and integrated restaurant and packaged foods company. Before joining Bob Evans Farms, Mr. Davis served as the President of Long John Silver’s and A&W All-American Food at Yum! Brands from 2002 to 2006. Prior to his position as President of those businesses, he served in a variety of operations management and other senior executive positions within Yum! Brands, including Senior Vice President of Pizza Hut. Prior to that, Mr. Davis was employed by Kraft General Foods in a series of brand leadership positions, launching several successful new products, new packaging and business building marketing campaigns for household brands such as Budget Gourmet®, Philadelphia® Cream Cheese, and Velveeta®. Mr. Davis also has significant board experience. From 2006 to 2009, Mr. Davis served as a director of CenturyLink, a publicly-traded telecommunications firm. From 2009 to 2015, he served on the board of directors of the Walgreen Co., one of the world’s largest drugstore chains, as the Nominating and Corporate Governance Chair and on the Compensation and Finance Committees. Since July 2013, Mr. Davis has served as a member of the board of directors and as a member of the audit committee and the corporate governance and nominating committee for Marathon Petroleum Corporation, a U.S.-based refiner and distributor of gasoline. In 2015, Mr. Davis joined the board of directors for the Albertsons Companies, a food and drug retailer operating under banners such as Albertsons®, Randalls®, and Safeway®. In 2017, Mr. Davis will join the board of directors for Sonic Corporation, one of the United States’ largest chains of drive-in restaurants.

Richard White, our director, has served as chief executive officer of Aeolus Capital Group Ltd., a financial and strategic management advisory firm, since May 2017. Mr. White served as Managing Director and head of Oppenheimer & Co. Inc.’s. Private Equity and Special Products Department from 2004 until April 2017. From 1997 until 2002, Mr. White was a Managing Director of CIBC Capital Partners, the private equity merchant banking division of Canadian Imperial Bank of Commerce, the successor by acquisition of Oppenheimer & Co., Inc. From 1985 until 1997, Mr. White was a Managing Director and one of approximately 30 General Partners of Oppenheimer & Co. Inc. Mr. White was responsible for founding and building several of its investment banking industry groups including consumer products, business services, industrials, technology, gaming and leisure, and real estate. Mr. White also headed Oppenheimer’s mergers and acquisitions department. Mr. White is a CPA. Mr. White is Chairman of the Board of Directors of Escalade, Incorporated, a sporting goods company (NASDAQ: “ESCA”) and Lead Independent Director of G-III Apparel Group Ltd., a manufacturer, retailer, and distributor of apparel (NASDAQ: “GIII”).

Andrew W. Code, our director, is a founder and Chairman of Promus Capital and Promus Equity Partners, a multi-family office founded in 2008 with a concentration in alternative assets such as private equity, impact investing, hedge funds, managed futures, and real estate. Prior to Promus, in 1988, Mr. Code founded CHS Capital, a $2.9 billion private equity fund that invests in middle market companies that design, manufacture and distribute a broad array of consumer and industrial products and services, and remained a partner there until 2012. Prior to founding CHS, Mr. Code was a Vice President with Citicorp’s Leveraged Capital Group from 1986 to 1988 and was employed by American National Bank in Chicago from 1981 to 1986. Mr. Code sits on the boards of SCP Pool (NASDAQ), Quality Control Corporation, Boat House Holdings, LLC and Ellison Bakery. He also sits on the boards of several private investment companies, including Resource Land Holdings, CapX Partners, LaSalle Capital Group, Sun Trading and Creation Investments. He is the President of the Code Family Foundation, is a founder and Chair of Chicago Fellowship, and sits on The University of Iowa Foundation Board and the Foundation Investment Committee where he has served as committee chair since 2014.

Sengal Selassie, our director, is Co-Chief Executive Officer and Co-Founder of Brightwood Capital Advisors, LLC, or Brightwood, an investment advisory firm providing debt and equity capital solutions to U.S. based companies with EBITDA of $5 million to $75 million. Brightwood currently manages more than $3 billion in assets and Mr. Selassie has been involved in all phases of Brightwood’s development since its founding in March 2010. He is a member of the firm’s executive committee and serves on the investment committee of all Brightwood managed funds. Prior to forming Brightwood, Mr. Selassie led a spinout from SG Capital Partners LLC, or SG Capital, co-founding Cowen Capital Partners, LLC, or Cowen Capital, where he served as Managing Partner from 2006 to 2009. At SG Capital, he was a Managing Director and served as group head starting in 2002. While at Cowen Capital and SG Capital, Mr. Selassie led more than 25 investments in 11 portfolio companies and served on a number of portfolio company boards. Prior to SG Capital, Mr. Selassie worked in the Mergers & Acquisitions Group at Morgan Stanley where he helped media and telecommunications companies execute strategic transactions from 1996 to 1998. He began his career in the Corporate Finance Group of the Investment Banking Division of Goldman Sachs in 1990. He is a member of the New York and Connecticut Bar Associations.

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The class I directors consist of Messrs. Code, Davis and Selassie, and their term will expire at our first annual meeting of stockholders. The class II directors consist of Messrs. Rigaud, McCall and White, and their term will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman, Vice Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have appointed four “independent directors” as defined in the NYSE listing standards and applicable SEC rules to serve on our board of directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee will be available on our website. Our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. White, Code and Davis. Mr. White serves as chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee. The rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Messrs. White, Code and Davis qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. White qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered accounting firm describing (i) the independent registered accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors consisting of three members. The members of our Compensation Committee are Messrs. White, Code and Davis. Mr. Davis serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. White and Selassie. Mr. Selassie serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is be governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed copies of our code of ethics, our audit committee charter, our compensation committee charter and our nominating committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Item 1. Business—Periodic Reporting and Financial Information.”

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary obligations under applicable law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation renounces our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our company, although our sponsor and executive officers have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Item 10. Directors, Executive Officers and Corporate Governance.”

●	Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Edwin J. Rigaud	EnovaPremier, LLC	Automotive supply company	President and CEO
	AACE LLC	Co-owner of the Cincinnati Reds	Manager
	AALI, LLC and AALI-2, LLC	Investment vehicle	Manager
	ICS LLC (dba Kurense)	Prepaid credit cards for students’ tuition refunds and employee payroll payments	Chairman
	REEAAL, LLC and REEAAL-2, LLC	Real estate investments	Manager

Darryl McCall	HCP Packaging	Plastic component packaging for the beauty, cosmetics and skin care market	Director

William C. Finn	CDO2	Medical software	Director
	W.C. Financial	Boutique consulting services	Managing Member

Steven A. Davis	Marathon Petroleum Corporation	Refinery and gasoline distribution	Director
	Albertsons Companies	Food and drug retailer	Director
	Sonic Corporation	Restaurant chain	Director

Richard White	Aeolus Capital Group LLC	Financial and strategic management advisory firm	Chief Executive Officer
	Escalade, Incorporated	Sporting goods	Chairman of the Board
	G-III Apparel Group Ltd.	Apparel	Lead Independent Director

Andrew Code	Promus Capital	Investments	Chairman
	SCP Pool	Pool supplies	Director
	Quality Control Corporation	Electronic parts supplier	Director
	Boat House Holdings, LLC	Boat dealership	Director
	Ellison Bakery	Wholesale bakery	Director

Sengal Selassie	Brightwood Capital Advisor, LLC	Investments	Co-Chief Executive Officer

Accordingly, if any of the above executive officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation renounces our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We also have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers have received any cash compensation for services rendered to us. Until the earlier of consummation of our initial business combination and our liquidation, beginning on November 16, 2017, we will pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. We may pay our executive officers, directors, members of our Advisory Council or other members of our sponsor for consulting related services, such as due diligence, in connection with the investigation of potential target companies with which we are in discussion. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2018, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, and subject to applicable community property laws and similar laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 20, 2018. Unless otherwise noted below, the business address of each of the following entities or individuals is 1308 Race Street, Suite 200, Cincinnati, Ohio 45202.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(1)
Principal Stockholders:
Coliseum Capital Management, LLC(2) 105 Rowayton Avenue, Rowayton, CT 06853	2,970,000	7.9%
ArrowMark Colorado Holdings LLC(3) 100 Fillmore Street, Suite 325, Denver, Colorado 80206	3,600,000	9.6%
The K2 Principal Fund, L.P. (4) 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2	1,520,500	4.1%
Park West Asset Management LLC(5) c/o Park West Asset Management LLC, 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939	2,970,000	7.9%
Legacy Acquisition Sponsor I LLC(6)	7,500,000	20.0%
Directors and Executive Officers:
Edwin J. Rigaud(6)(7)	7,500,000	20.0%
Darryl McCall(7)	—	—
William Finn(7)	—	—
Steven A. Davis(7)	—	—
Richard White(7)	—	—
Andrew Code(7)	—	—
Sengal Selassie(7)	—	—
All directors and executive officers as a group(7) (7 individuals)	7,500,000	20.0%

*	Less than one percent.
(1)	This table is based on 37,500,000 shares of Class A common stock outstanding at March 20, 2018, of which 30,000,000 were Class A common stock and 7,500,000 were Class F common stock. The information reflected in this table is based upon information furnished to us by the respective stockholders or contained in filings made with the SEC.
(2)	Based solely on a Schedule 13G filed with the SEC on December 11, 2017, Coliseum Capital Management, LLC (“CCM”), Coliseum Capital, LLC (“CC”), Coliseum Capital Partners, L.P. (“CCP”), Adam Gray (“Gray”) and Christopher Shackelton (“Shackleton”) reported shared voting power and shared dispositive power with respect to 2,970,000 shares of our common stock and no sole voting power or sole dispositive power as to any shares of common stock. According to this Schedule 13G, CCM is the investment adviser to CCP, which is an investment limited partnership; CC is the General Partner of CCP; and Gray and Shackelton are the managers of CC and CCM. According to this Schedule 13G, CCM, CC, CCP, Gray and Shackleton may be deemed to be members of a group with respect to the Common Stock owned of record by CCP and a separate account managed by CCM (the “Separate Account”). CCP is reported in the Schedule 13G as the record owner of 2,172,352 shares of Common Stock and the Separate Account is the record owner of 797,648 shares of Common Stock.

(3)	Based solely on a Schedule 13G filed with the SEC on December 14, 2017, ArrowMark Colorado Holdings LLC reported sole beneficial voting and dispositive power as to 3,600,000 shares of our common stock and shared voting power and shared dispositive power as to no shares of our common stock.
(4)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2018, filed by Daniel Gosselin (“Gosselin”), Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), K2 GenPar L.P., an Ontario limited partnership (the “GP”), K2 GenPar 2009 Inc., an Ontario corporation (“GenPar 2009”), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”). According to this amendment to Schedule 13G, (a) Mr. Gosselin is president of each of SKI, the GP, GenPar 2009 and K2 & Associates; (b) the GP is the general partner of the Fund, and GenPar 2009 is the general partner of the GP; and (c) GenPar 2009 is a direct wholly-owned subsidiary of SKI. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. The K2 Principal Fund, L.P. reported in this amendment to Schedule 13G shared voting power and shared dispositive power as to 1,520,500 shares of Class A common stock underlying Units that are held of record by The K2 Principal Fund, L.P., and no sole voting power or dispositive power as to any shares. Each of Gosselin, SKI, the Fund, GP, GenPar2009, and K2&Associates may be deemed to be beneficial owners of the 1,520,500 shares of Class A common stock that are held by The K2 Principal Fund, L.P. Mr. Gosselin reported in this amendment to the Schedule 13G that he is president of each of SKI, the GP, GenPar 2009 and K2 and Associates, and exercises ultimate voting and investment powers over the 1,520,500 shares of the Issuer’s Units that are held of record by The K2 Principal Fund, L.P.
(5)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2018, (i) Park West Asset Management LLC (“PWAM”), a Delaware limited liability company and the investment manager to (a) Park West Investors Master Fund, Limited (“PWIMF”), a Cayman Islands exempted company reported that is the holder of 2,649,093 Units of the Company, with each Unit consisting of one share of the Company’s Class A common stock, and one warrant to purchase one-half of one share of Common Stock at a price of $5.75 per half share, and (b) Park West Partners International, Limited (“PWPI” and, collectively with PWIMF, the “PW Funds”), a Cayman Islands exempted company reported that is the holder of 320,907 Units; (ii) PWIMF; and (iii) Peter S. Park, as the sole member and manager of PWAM. According to this amendment to Schedule 13G, the PW Funds reported shared voting power and shared dispositive power as to the 2,970,000 Units held in the aggregate, which Units may be deemed to be beneficially owned (x) indirectly by PWAM, as the investment adviser to PWIMF and PWPI, and (y) indirectly by Mr. Park, as the sole member and manager of PWAM, and sole voting power and sole dispositive power as to no Units.
(6)	Based on a Form 4 filed with the SEC by Legacy Acquisition Sponsor I LLC on November 29, 2017. Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Edwin J. Rigaud, our Chairman and Chief Executive Officer and the managing member of our sponsor, who has sole voting and dispositive power over the shares held by our sponsor. Each of our officers and directors is a member of our sponsor.
(7)	Interests shown consist solely of founder shares, classified as shares of Class F common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

Immediately after our initial public offering, our initial stockholders beneficially owned 20.0% of the then issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor purchased an aggregate of 17,500,000 private placement warrants at a price of $0.50 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one-half of one share of our Class A common stock at $5.75 per half share. The purchase price of the private placement warrants will be added to the proceeds from our initial public offering to be held in the trust account pending our completion of our business combination. If we do not complete our business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the private placement warrants are held by holders other than our sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units being sold in our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in our initial public offering. In addition, for as long as the private placement warrants are held by Loop Capital LLC or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for our initial public offering.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

In October 2016, the sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share (see “Note 5, Stockholders’ Equity” to our audited financial statements for the year ended December 31, 2017). The Founder Shares are identical to the Class A common stock included in the Units being sold in our initial public offering except that the Founder Shares are convertible under the circumstances described below and subject to certain transfer restrictions, as described in more detail below. The sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters (see “Note 3, Public Offering” and “Note 5, Stockholders’ Equity” to our audited financial statements for the year ended December 31, 2017) so that the initial stockholder will own 20.0% of the Company’s issued and outstanding shares after our initial public offering. As discussed further in “Note 3, Public Offering” and “Note 5, Stockholders’ Equity” to our audited financial statements for the year ended December 31, 2017, on November 27, 2017, the underwriters’ notified the Company that they would not exercise the overallotment option and, as such, the 1,125,000 shares that were subject to forfeiture have been forfeited as of the closing of our initial public offering on November 21, 2017. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The Company’s initial stockholder has agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

In addition, in October 2016, the sponsor also provided $1,000 as an initial advance under the related party loan that is discussed below.

Private Placement Warrants

Upon the closing of our initial public offering on November 21, 2017, the sponsor paid the Company $8,750,000 for the private placement purchase from the Company of 17,500,000 warrants at $0.50 per warrant, or the “private placement warrants”. Each private placement warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 ($11.50 per whole share). The purchase price of the private placement warrants have been added to the proceeds from our initial public offering held in the Trust Account pending completion of the Company’s initial Business Combination.

The private placement warrants (including the common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the sponsor or its permitted transferees. If the private placement warrants are held by someone other than the sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in our initial public offering and have no net cash settlement provisions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Warrants issued to the sponsor will expire worthless.

Registration Rights

The holders of the founder shares and private placement warrants are entitled to registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A common stock) pursuant to a registration rights agreement dated November 16, 2017. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, upon the earlier of (A) one year after the completion of our initial business combination or (B) if, subsequent to our business combination, the last sale price of the Class A common stock (x) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

Certain Relationships and Related Party Transactions

In October 2016, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On September 18, 2017, we effectuated a 1.5-for-1 stock split in the form of a dividend, resulting in 8,625,000 founder shares outstanding and held by our sponsor (up to 1,125,000 of which are subject to forfeiture).

Pursuant to the warrant purchase agreement with our sponsor, effective as of October 24, 2017, we granted our sponsor a right of first refusal, in whole or in part, with respect to the sale of any equity with preference senior to any terms of the Class A common stock, or debt financing, whether senior or subordinated (other than senior debt provided by a traditional lending institution (e.g., Bank of America), containing no equity component or kicker, and up-front fee or OID of not more than 2%, a term of not less than 5 years, and an “all in” interest rate of not greater than 7.5% (including any LIBOR component or floor)), and whether or not secured, in each case in connection with the financing of our initial business combination (excluding any issuance and sale of additional Class A common stock, an “Acquisition Financing”). Certain members of our sponsor have the right, but not the obligation, to provide some or all of the Acquisition Financing on substantially the same terms and conditions as offered by a third party.

Certain members of our sponsor, each an institutional entity unaffiliated with our management team, expressed an interest in purchasing Units in our initial public offering. Each such investor’s ownership interests in our sponsor will be subject to reduction in the event that such investor does not own the number of shares of Class A common stock equal to the number of shares underlying the Units for which such investor provided an expression of interest following the consummation of our initial business combination. There can be no assurance what amount of equity such entities will retain, if any, upon the consummation of our initial business combination.

In addition, an additional institutional investor unaffiliated with our management team or sponsor has entered into an agreement with our sponsor pursuant to which such investor has the option to purchase up to 600,000 founder shares and 1,400,700 private placement warrants from our sponsor, at the cost paid by the sponsor, at any time beginning on the date of the consummation of the business combination and terminating the date thereafter. Such investor has expressed an interest in purchasing Units in our initial public offering. The number of founder shares and private placement warrants that such investor may purchase pursuant to its option will be reduced in the event that such investor does not own the number of shares of Class A common stock equal to the number of shares underlying the Units for which such investor has provided an expression of interest at the time that the investor exercises its option. There can be no assurance that such investor will acquire any Units in our initial public offering or what amount of equity such investor will retain, if any, upon the consummation of our initial business combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement on November 16, 2017 pursuant to which we are obligated to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. None of the $10,000 per month payment will be received by our officers or directors or their affiliates. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, utilities, secretarial support and other administrative and consulting services and will be entitled to be reimbursed for any out-of-pocket expenses.

We may pay our executive officers, directors, members of our Advisory Council or other members of our sponsor for consulting related services, such as due diligence, in connection with the investigation of potential target companies with which we are in discussion.

Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor loaned us approximately $574,000 to be used for a portion of the expenses of our initial public offering and for consulting services provided by third parties to the sponsor related to our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2017 or the closing of our initial public offering. Upon the closing of our initial public offering, on November 21, 2017, $100,000 of the loans was repaid and the remaining approximately $474,000 was converted into private placement warrants as a part of the $8,750,000 paid by the sponsor for the private placement warrants.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the quarterly financial information for the respective periods and other required filings with the SEC for the fiscal year ended December 31, 2017 and March 15, 2016 (inception) through December 31, 2016 totaled approximately $15,000 and $73,000, respectively. Of these amounts, $15,000 and $50,500, respectively, were in connection with the Company’s initial registration statement. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal year ended December 31, 2017 and the period from March 15, 2017 (inception) to December 31, 2016, we did not pay Withum any audit-related fees.

Tax Fees. Fees charged by Withum for tax return services, planning and tax advice for the fiscal years ended December 31, 2017 and the period from March 15, 2016 (inception) to December 31, 2016, respectively, were approximately $2,500 and $2,500.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2017 and for the period from March 15, 2016 (inception) to December 31, 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)       Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2018.

LEGACY ACQUISITION CORP.

By:	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Edwin J. Rigaud and William Finn, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of Legacy Acquisition Corp., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Edwin J. Rigaud	Chief Executive Officer, Chairman and Director	March 29, 2018
Edwin J. Rigaud	(Principal Executive Officer)

/s/ Daryl T.F. McCall	President, Chief Operating Officer and Director	March 29, 2018
Daryl T.F. McCall

/s/ William C. Finn		March 29, 2018
William C. Finn	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Steven A. David	Director	March 29, 2018
Steven A. Davis

/s/ Richard White	Director	March 29, 2018
Richard White

/s/ Andrew Code	Director	March 29, 2018
Andrew Code

/s/ Sengal Selassie	Director	March 29, 2018
Sengal Selassie

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 16, 2017.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 20, 2017.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
3.3	Bylaws of the Company.	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
4.1	Specimen Unit certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.2	Specimen Class A common stock Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.3	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.4	Warrant Agreement, dated as of November 16, 2017 by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
4.5	See Exhibit 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
4.6	See Exhibit 3.3 for provisions of the Amended and Restated By-Laws, as amended, of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.1	Investment Management Trust Account Agreement, dated as of November 16, 2017, between Continental Stock Transfer & Trust Company and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.2	Registration Rights Agreement, dated as of November 16, 2017, by and among the Company and the initial security holders.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

Exhibit No.	Description	Incorporation by Reference
10.3	Letter Agreement, dated as of November 16, 2017. by and between the Company, the initial security holders and the officers and directors of the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.4	Amended and Restated Promissory Note, dated October 20, 2017, issued to Legacy Acquisition Sponsor I LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.5	Securities Subscription Agreement, dated October 16, 2016, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.6	Sponsor Warrants Purchase Agreement effective as of October 24, 2017, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.7	Administrative Services Agreement, dated as of November 16, 2017, by and among the Company and Legacy Acquisition Sponsor I LLC.	Filed herewith.
10.8	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
14.1	Code of Ethics.	Incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
24	Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

Legacy Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Legacy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Acquisition Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows, for the year ended December 31, 2017 and for the period from March 15, 2016 (inception) to December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from March 15, 2016 (inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2016.

Whippany, New Jersey

March 29, 2018

LEGACY ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets –
Cash	$1,752,000	$26,000
Prepaid expenses and other assets	136,000	124,000
Total assets	1,888,000	150,000

Non-current assets –
Cash and investments held in Trust Account	300,403,000	-

Total assets	$302,291,000	$150,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable, of which $37,000 is payable to officers	$186,000	$-
Accrued expenses	95,000	-
Accrued franchise and income taxes	155,000	-
Notes payable to sponsor	-	285,000
Total current liabilities	436,000	285,000

Other liabilities –
Deferred underwriting compensation	10,500,000	-
Total liabilities	10,936,000	285,000

Common stock subject to possible redemption; 28,635,526 and -0- shares, respectively, at December 31, 2017 and 2016 (approximately $10.00 per share)	286,355,000	-

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 and -0- shares issued at December 31, 2017 and 2016, respectively, 1,364,474 and -0- shares outstanding (excluding 28,635,526 and -0- shares, respectively, subject to possible redemption at December 31, 2017 and 2016	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	5,040,000	24,000
Accumulated deficit	(41,000)	(160,000)
Total stockholders’ equity (deficit)	5,000,000	(135,000)
Total liabilities and stockholders’ equity (deficit)	$302,291,000	$150,000

See accompanying notes to financial statements.

LEGACY ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	December 31, 2017	Period from March 15, 2016 (inception) to Year ended December 31, 2016

Revenues	$-	$-
General and administrative expenses	154,000	160,000
Loss from operations	(154,000)	(160,000)

Other income, interest on Trust Account	403,000	-
Income (loss) before income taxes	249,000	(160,000)

Provision for income taxes	(130,000)	-

Net income (loss)	$119,000	$(160,000)
Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	30,000,000	-
Net Income (loss) per class A common stock – basic and diluted	$0.00	$0.00
Weighted average class F common shares outstanding – basic and diluted	7,500,000	2,315,000
Net Loss per class F common stock - basic and diluted	$0.00	$(0.07)

See accompanying notes to financial statements.

LEGACY ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

		Common Stock
	Class A Shares	Amount	Class F Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balances, March 15, 2016 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor, Note 4	-	-	8,625,000	1,000	24,000		25,000
Net loss	-	-	-	-	-	(160,000)	(160,000)
Balances, December 31, 2016	-	-	8,625,000	1,000	24,000	(160,000)	(135,000)
Sale of Units to the public in November 2017 at $10.00 per Unit	30,000,000	3,000	-	-	299,997,000	-	300,000,000
Underwriters’ discount and offering expenses	-	-	-	-	(17,387,000)	-	(17,387,000)
Sale of 17,500,000 Private Placement Warrants in November 2017 at $0.50 per warrant to Sponsor	-	-	-	-	8,750,000	-	8,750,000
Founder shares forfeited	-	-	(1,125,000)	-	-	-	-
Proceeds subject to possible redemption	(28,635,526)	(3,000)	-	-	(286,344,000)	-	(286,347,000)
Net income (loss)	-	-	-	-	-	119,000	119,000
Balances, December 31, 2017	1,364,474	-	7,500,000	$1,000	$5,040,000	$(41,000)	$5,000,000

See accompanying notes to financial statements.

LEGACY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2017		Period from March 15, 2016 (inception) to December 31, 2016

Net income (loss)		$119,000	$(160,000)
Costs paid directly to vendors by sponsor		6,000	160,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in accounts payable and accrued expenses		112,000	-
Increase in accrued taxes		155,000	-
Increase in prepaid expenses		(12,000)	-
Trust income retained in Trust Account		(403,000)	-
Net cash used in operating activities		(23,000)	-

Cash flows from investing activities:
Cash deposited in Trust Account		(300,000,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor		-	25,000
Proceeds from note payable to Sponsor		283,000	1,000
Proceeds from sale of Public Offering Units		300,000,000
Proceeds from sale of Private Placement Warrants net of $474,000 of Sponsor notes converted to warrants		8,276,000
Payment of underwriting discounts		(6,000,000)
Payment of offering costs		(710,000)
Payment of notes payable to Sponsor		(100,000)	-
Net cash provided by financing activities		301,749,000	26,000

Net Increase in cash		1,726,000	26,000
Cash at beginning of period		26,000	-
Cash at end of period		$1,752,000	$26,000

Supplemental disclosure of non-cash financing activities:
Notes Payable - Sponsor advances paid directly to vendors		$6,000	$284,000
Deferred offering costs included in note payable to Sponsor	$		$124,000
Deferred offering costs included in accounts payable		$177,000	$-
Notes payable to Sponsor converted to Private Placement Warrants		$474,000	-

See accompanying notes to financial statements.

LEGACY ACQUISITION CORP.
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Legacy Acquisition Corp. (the “Company”) was incorporated in Delaware on March 15, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At December 31, 2017, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through December 31, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Sponsor and Financing:

The Company’s sponsor is Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 16, 2017. The Company intends to finance a Business Combination with proceeds from a $300,000,000 public offering (Note 3) and a $8,750,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $300,000,000 is held in the Trust Account with Continental Stock Transfer and Trust Company (the “Trustee”) acting as the trustee (the “Trust Account”) (as discussed below).

The Trust Account:

Funds from the Public Offering have been placed in the Trust Account. The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation will provide that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Public Offering or (iii) the redemption of 100% of the shares of Class A common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders holding Class A common stock may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may be released for working capital purposes, or (ii) provide stockholders holding Class A common stock with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and up to $750,000 per year which may be released for working capital. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Business Combination. In such case, the Company would not proceed with the redemption of its public shares of Class A common stock and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its Class A common stock for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may be released to the Company to fund working capital requirements. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity in the accompanying balance sheet, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account at December 31, 2017 is $10.01 per public common share ($300,403,000 held in the Trust Account divided by 30,000,000 public common shares) but does not reflect withdrawals permitted for income taxes payable and working capital.

The Company will only have 24 months from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

All dollar amounts are rounded to the nearest thousand dollars.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 23,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period from original issuance of Class A common stock in November 2017. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net Income (Loss) available to each class of common stockholders is as follows at December 31, 2017:

Net income available to Class A common stockholders:
Interest income	$403,000
Less: Income and franchise taxes	(156,000)
Expenses available to be paid with
Interest income from Trust (up to a
Maximum of $750,000 per year)	(128,000)
Net income available to Class A common stockholders	$119,000
Net income available to Class F common stockholders:
Net income	$119,000
Less: amount attributable to Class A common stockholders	(119,000)
Net income available to class F common stockholders	$-

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs of approximately $17,387,000 consisted principally of underwriter discounts of $16,500,000 (including $10,500,000 of which payment is deferred) and approximately $887,000 of professional, printing, filing, regulatory and other costs, have been charged to additional paid-in-capital upon completion of the Public Offering.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s currently taxable income consists of interest income on the trust account net of franchise taxes. The Company’s general and administrative e costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2017, the Company recorded income tax expense of approximately $130,000 primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate for the year ended December 31, 2017 was approximately 52%, which differs significantly from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At December 31, 2017 and 2016, the Company has a deferred tax asset of approximately $60,000 and $50,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017 and 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017 and 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 30,000,000 common shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at December 31, 2017, 28,635,526 of the 30,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – PUBLIC OFFERING

On November 21, 2017, the Company closed on the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Under the terms of a warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination. Each Warrant entitles the holder to purchase one half of one share of Class A common stock at a price of $5.75 (11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 30,000,000 public units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. The warrants that would be issued in connection with 4,500,000 over-allotment units are identical to the public warrants and have no net cash settlement provisions. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture have been reflected as forfeited in the accompanying financial statements during the year ended December 31, 2017.

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriters at the closing of the Public Offering ($6,000,000), with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds ($10,500,000) payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share (see Note 5). The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below and subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters (see Notes 3 and 5) so that the initial stockholder will own 20.0% of the Company’s issued and outstanding shares after the Public Offering. As discussed further in Notes 3 and 5, on November 27, 2017, the underwriters’ notified the Company that they would not exercise the overallotment option and, as such, the 1,125,000 shares that were subject to forfeiture have been forfeited as of the closing of the Public Offering on November 21, 2017. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The Company’s initial stockholder has agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

In addition, in October 2016, the Sponsor also provided $1,000 as an initial advance under the related party loan that is discussed below.

Private Placement Warrants

Upon the closing of the Public Offering on November 21, 2017, the Sponsor paid the Company $8,750,000 for the private placement purchase from the Company of 17,500,000 warrants at $0.50 per warrant (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 ($11.50 per whole share). The purchase price of the Private Placement Warrants have been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

Registration Rights

The Company’s initial stockholder and holders of the Private Placement Warrants are entitled to registration rights (in the case of the Founder Shares, only after conversion to shares of Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Public Offering. The Company’s initial stockholder and holders of the Private Placement Warrants are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans and Costs

As of December 31, 2016, the Company’s Sponsor had agreed to loan the Company an aggregate of $485,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to this Public Offering and the Company’s organizational and initial financing activities. This loan was non-interest bearing and, as amended on June 30, 2017, payable on the earlier of December 31, 2017 or the completion of the Public Offering.

The initial drawdown under the Note was on December 31, 2016 for approximately $285,000 representing the amount charged by the Sponsor and its affiliates for services related to the Public Offering and for the Company’s organizational and initial financing activities, plus the $1,000 advance made in October 2016 discussed above. Such costs included consulting and administrative fees, formation costs, costs of initiating the Public Offering, including professional retentions, as well as travel and other administrative costs. Subsequent to September 30, 2017 on October 20, 2017, the Note was amended and restated to increase the amount available under the Note by $100,000, from $485,000 to $585,000, and the Company borrowed an additional $100,000, increasing the amount outstanding under the Note from approximately $474,000 to approximately $574,000. In total, during 2017 an additional approximately $289,000 was borrowed under the Note.

Upon the closing of the Public Offering on November 21, 2017, $100,000 of this note was repaid and the remaining approximately $474,000 was converted into Private Placement Warrants as a part of the $8,750,000 paid by the Sponsor for the Private Placement Warrants.

Administrative Service Agreement and Services Agreement

The Company agreed to pay $10,000 a month for office space, accounting services, utilities and secretarial support provided by the Sponsor. Services commenced on the date the securities were first listed on the NYSE and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. During the year ended December 31, 2017, the Company has incurred approximately $10,000 in administrative expense under this agreement.

NOTE 5 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the private placement, a total of $300,000,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At December 31, 2017, the proceeds of the Trust Account were invested in U.S. government treasury bills maturing in February and May 2018 yielding interest of approximately 1.3%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2017 balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2017 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at		Prices in
	December 31,	Gross Unrealized	Active Markets
Description	2017	Holding Gain	(Level 1)
Assets:
U.S. government treasury bills	$300,403,000	$18,000	$300,421,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock and 10,000,000 shares of Class F common stock. Upon completion of the Public Offering, the Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

In October 2016, the Sponsor purchased 5,750,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.004 per share. The Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholder will own 20% of the Company’s issued and outstanding shares after the Public Offering.

During September 2017, the Company effected a 1.5 for 1 stock dividend of 2,875,000 Class F shares, resulting in the initial stockholders holding an aggregate of 8,625,000 Founder Shares. The stock dividend also adjusted the shares subject to forfeiture from 750,000 to 1,125,000, to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. Outstanding shares and per share amounts have been retroactively restated for the September 2017 stock dividend for all periods presented. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture are considered as forfeited in the accompanying financial statements during the year ended December 31, 2017. As such at December 31, 2017 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (28,635,526 of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2017 and December 31, 2016, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.