Form 10-Q
period 2018-03-31
Legacy Acquisition Corp.
filed 2018-05-14
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37509

LEGACY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-3674868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1308 Race Street, Suite 200 Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (518) 618 7161

Not applicable

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of May 10, 2018, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 30,000,000 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which consists of shares of Class A common stock underlying 18,534,806 Units sold in the registrant’s initial public offering, and 11,465,194 shares of Class A common stock that trade separately.

LEGACY ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets –
Cash	$1,306,000	$1,752,000
Prepaid expenses and other assets	171,000	136,000
Total assets	1,477,000	1,888,000

Non-current assets –
Cash and investments held in Trust Account	301,480,000	300,403,000

Total assets	$302,957,000	$302,291,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable, of which $37,000 is payable to officers	$103,000	$186,000
Accrued expenses	30,000	95,000
Accrued franchise and income taxes	395,000	155,000
Total current liabilities	528,000	436,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	11,028,000	10,936,000

Common stock subject to possible redemption; 28,692,890 and 28,635,526 shares, respectively, at March 31, 2018 and December 31, 2017 (at redemption value of approximately $10.00 per share)	286,929,000	286,355,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued at March 31, 2018 and December 31, 2017, 1,307,110 and 1,364,474 shares, outstanding (excluding 28,692,890 and 28,635,526 shares, respectively, subject to possible redemption at March 31, 2018 and December 31, 2017	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	4,466,000	5,040,000
Retained earnings (accumulated deficit)	533,000	(41,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$302,957,000	$302,291,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2018	2017

Revenues	$-	$-
General and administrative expenses	287,000	27,000
Loss from operations	(287,000)	(27,000)

Interest income on Trust Account	1,076,000	-
Income (loss) before income taxes	789,000	(27,000)

Provision for income taxes	(215,000)	-

Net income (loss)	$574,000	$(27,000)

Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	30,000,000	-

Net income per class A common stock – basic and diluted	$0.02	$0.00

Weighted average class F common shares outstanding	7,500,000	5,000,000

Net income (loss) per class F common stock - basic and diluted	$0.00	$(0.01)

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018

(unaudited)

		Common Stock			Additional		Stockholders’
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balances, December 31, 2017	1,364,474	$-	7,500,000	$1,000	5,040,000	(41,000)	5,000,000
Change in Class A common stock subject to possible redemption	(57,364)	-	-	-	(574,000)	-	(574,000)
Net income	-	-	-	-	-	574,000	574,000
Balances, March 31, 2018	1,307,110	-	7,500,000	$1,000	$4,466,000	$533,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2018	2017

Net income (loss)	$574,000	$(27,000)
Costs paid directly to vendors by Sponsor	-	6,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in accounts payable and accrued expenses	(147,000)	-
Increase in accrued taxes	240,000	-
Increase in prepaid expenses	(36,000)	-
Trust income retained in Trust Account	(1,076,000)	-
Net cash used in operating activities	(446,000)	(21,000)

Cash flows from financing activities:
Proceeds from note payable to Sponsor	-	164,000
Payment of offering costs	-	(89,000)
Net cash provided by financing activities	-	75,000

Net (decrease) increase in cash	(446,000)	26,000
Cash at beginning of period	1,752,000	-
Cash at end of period	$1,306,000	$80,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in note payable to Sponsor	$-	$222,000

See accompanying notes to condensed financial statements

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

At March 31, 2018, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through March 31, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Trust Account:

Funds from the Public Offering have been placed in the Trust Account. The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Public Offering or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination within 24 months from the closing of the Public Offering, if at all.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders holding Class A common stock may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may be released for working capital purposes, or (ii) provide stockholders holding Class A common stock with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and up to $750,000 per year which may have been released for working capital. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Business Combination. In such case, the Company would not proceed with the redemption of its public shares of Class A common stock and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its Class A common stock for an amount in cash equal to such stockholder’s pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may have been released to the Company to fund working capital requirements. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity in the accompanying balance sheet, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account at March 31, 2018 and December 31, 2017 is $10.05 and $10.01, respectively, per public common share but does not reflect withdrawals permitted for income taxes payable and working capital.

The Company will only have 24 months from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 23,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows at March 31, 2018:

Net income available to Class A common stockholders:
Interest income	$1,076,000
Less: Income and franchise taxes	(265,000)
Expenses available to be paid with Interest income from Trust (up to a Maximum of $750,000 per year)	(237,000)
Net income available to Class A common stockholders	$574,000
Net income available to Class F common stockholders:
Net income	$574,000
Less: amount attributable to Class A common stockholders	(574,000)
Net income available to class F common stockholders	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2018, the Company recorded income tax expense of approximately $215,000 primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate for the three months ended March 31, 2018 was approximately 28%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At March 31, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $120,000 and $60,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2018 and December 31, 2017, 28,692,890 and 28,635,526, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – PUBLIC OFFERING

On November 21, 2017, the Company closed on the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Under the terms of a warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the initial Business Combination. Each Warrant entitles the holder to purchase one half of one share of Class A common stock at a price of $5.75 (11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 30,000,000 public units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

The Company granted the underwriters in the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture which are described in Note 4 have been reflected as forfeited in the accompanying financial statements during the year ended December 31, 2017.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share (see Note 6). The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below and subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters (see Notes 3 and 5) so that the initial stockholder would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. As discussed further in Notes 3 and 5, on November 27, 2017, the underwriters’ notified the Company that they would not exercise the overallotment option and, as such, the 1,125,000 shares that were subject to forfeiture were forfeited as of the closing of the Public Offering on November 21, 2017. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

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

Private Placement Warrants

Upon the closing of the Public Offering on November 21, 2017, the Sponsor paid the Company $8,750,000 for the private placement purchase from the Company of 17,500,000 warrants at $0.50 per warrant (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 ($11.50 per whole share). A portion of the purchase price of the Private Placement Warrants has been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination within the required time period, then the proceeds will be part of the liquidating distribution to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

Registration Rights

The Company’s initial stockholder and holders of the Private Placement Warrants are entitled to registration rights (in the case of the Founder Shares, only after conversion to shares of Class A common stock) pursuant to a registration rights agreement dated November 16, 2017. The Company’s initial stockholder and holders of the Private Placement Warrants are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month ($30,000 for the three months ended March 31, 2018) for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

At March 31, 2018 and December 31, 2017, the proceeds of the Trust Account were invested in U.S. government treasury bills. U.S. government treasury bills held at March 31, 2018 mature in May and August 2018 and yield interest of approximately 1.6%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2018 and December 31, 2017 balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2018 and December 31, 2017 consist of U.S. government treasury bills or money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	March 31, 2018	Holding Loss	Markets (Level 1)
Assets:
Cash and money market	$157,000	-	$157,000
U.S. government treasury bills	301,323,000	$50,000	301,273,000
total	$301,480,000	50,000	$301,430,000

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	December 31, 2017	Holding Gain	Markets (Level 1)
Assets:
U.S. government treasury bills	$300,403,000	$18,000	$300,421,000

The U.S. government treasury bills that matured in February 2018 were reinvested in U.S. government treasury bills maturing in May 2018. Subsequent to March 31, 2018, in April 2018, the Company withdrew approximately $156,000 from the Trust Account in order to pay 2017 income and franchise taxes.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock and 10,000,000 shares of Class F common stock. Upon completion of the Public Offering, the Company will likely (depending on the terms of the initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

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

During September 2017, the Company effected a 1.5 for 1 stock dividend of 2,875,000 Class F shares, resulting in the initial stockholders holding an aggregate of 8,625,000 Founder Shares. The stock dividend also adjusted the shares subject to forfeiture from 750,000 to 1,125,000, to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares represented 20.0% of the Company’s issued and outstanding shares after the Public Offering. Outstanding shares and per share amounts have been retroactively restated for the September 2017 stock dividend for all periods presented. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture are considered as forfeited in the accompanying financial statements as of December 31, 2017. As such at March 31, 2018 and December 31, 2017 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (28,692,890 and 28,635,526, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2018 and December 31, 2017, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and the financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 29, 2018.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Form 10-Q regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities for the purpose of entering into a business combination with an operating business, but we have not selected any specific business combination target and we are not able to determine as of the date of this Form 10-Q whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class F common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class F common stock;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2018 we had $1,306,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

During the three months ended March 31, 2017, we incurred approximately $27,000 for such formation and organizational activities and we had no interest income or related income taxes. Since November 21, 2017, our activities have included activities associated with our search for a business combination candidate and our costs have included the professional, insurance and other costs associated with operating a public company.

In the three months ended March 31, 2018 our principal operating expenses included approximately $115,000 for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 in franchise taxes, approximately $80,000 in consulting and travel costs associated with our search for a business combination candidate and approximately $30,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the three months ended March 31, 2018, the Company generated approximately $1,076,000 of interest income on the U.S. government treasury bill investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $215,000 in the three months ended March 31, 2018 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes.

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to our Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account and we are permitted to draw $750,000 annually from the Trust Account for working capital.

Liquidity and Capital Resources

Prior to the completion of our initial public offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares to our Sponsor and, as amended in October 2017, up to $585,000 in loans from our Sponsor $574,000 of which had been loaned, including $285,000 loaned to December 31, 2016 and $289,000 loaned during the year ended December 31, 2017 representing (a) the amount charged by our sponsor and its affiliates for services related to our formation and to our initial public offering and for consulting services provided by third parties to the Sponsor related to our initial public offering, as well as (b) approximately $289,000 loaned directly to us in 2017.

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $887,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, are approximately $301.6 million. Of this amount, $300.0 million was placed in the Trust Account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 is available to us for working capital and is not held in the Trust Account.

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

As of March 31, 2018, we have available to us approximately $1,306,000 of proceeds held outside the Trust Account as well as certain amounts we may draw from the Trust Account to fund our working capital requirements (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2018, except as may be incurred in connection with our initial business combination (if any).

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

Unless and until we complete an initial business combination, we expect our primary liquidity requirements during the 24 month period subsequent to our Public Offering to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and private placement to purchase an aggregate of 23,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows at March 31, 2018:

Net income available to Class A common stockholders:
Interest income	$1,076,000
Less: Income and franchise taxes	(265,000)
Expenses available to be paid with Interest income from Trust (up to a Maximum of $750,000 per year)	(237,000)
Net income available to Class A common stockholders	$574,000
Net income available to Class F common stockholders:
Net income	$574,000
Less: amount attributable to Class A common stockholders	(574,000)
Net income available to class F common stockholders	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2018, the Company recorded income tax expense of approximately $215,000 primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate for the three months ended March 31, 2018 was approximately 28%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At March 31, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $120,000 and $60,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2018 and December 31, 2017, 28,692,890 and 28,635,526, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity at its redemption value of $10.10 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on March 16, 2016 for the purpose of effecting an initial business combination. As of March 31, 2018, we had not commenced any operations or generated any revenues. All activity through March 31, 2018 relates to our formation and our public offering and subsequent to the public offering, efforts have been directed toward locating and completing a suitable initial business combination. $300,000,000 of the net proceeds of the public offering and the private placement that closed in June and July 2017 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At March 31, 2018, there was approximately $301,359,000 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017 or our final prospectus for our Public Offering. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY ACQUISITION CORP.

Dated: May 14, 2018	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 14, 2018	/s/ William C. Finn
Name: William C. Finn Title: Chief Financial Officer (Principal Financial and Accounting Officer)

