Form 10-Q
period 2018-06-30
Legacy Acquisition Corp.
filed 2018-08-10
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 30,000,000 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 13,742,337 shares of Class A common stock trade separately.

LEGACY ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets –
Cash	$1,813,000	$1,752,000
Prepaid expenses and other assets	131,000	136,000
Total assets	1,944,000	1,888,000

Non-current assets –
Cash and investments held in Trust Account	301,332,000	300,403,000

Total assets	$303,276,000	$302,291,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$8,000	$186,000
Accrued expenses	25,000	95,000
Accrued franchise and income taxes	25,000	155,000
Total current liabilities	58,000	436,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	10,558,000	10,936,000

Common stock subject to possible redemption; 28,771,790 and 28,635,526 shares, respectively, at June 30, 2018 and December 31, 2017 (at approximately $10.00 per share)	287,718,000	286,355,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued at June 30, 2018 and December 31, 2017, 1,228,210 and 1,364,474 shares, outstanding (excluding 28,771,790 and 28,635,526 shares, respectively, subject to possible redemption at June 30, 2018 and December 31, 2017	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	3,678,000	5,040,000
Retained earnings (accumulated deficit)	1,321,000	(41,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$303,276,000	$302,291,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-
General and administrative expenses	270,000	20,000	558,000	47,000
Loss from operations	(270,000)	(20,000)	(558,000)	(47,000)

Interest income on Trust Account	1,279,000	-	2,355,000	-
Income (loss) before income taxes	1,009,000	(20,000)	1,797,000	$(47,000)

Provision for income taxes	(220,000)	-	(435,000)	-

Net income (loss)	$789,000	$(20,000)	$1,362,000	(47,000)

Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	30,000,000	-	30,000,000	-

Net income per class A common stock – basic and diluted	$0.03	$0.00	$0.05	$0.00

Weighted average class F common shares outstanding	7,500,000	7,500,000	7,500,000	7,500,000

Net income (loss) per class F common stock – basic and diluted	$0.00	$0.00	$0.00	$(0.01)

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2018

(unaudited)

	Common Stock
	Class A Shares	Amount	Class F Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
Balances, December 31, 2017	1,364,474	$-	7,500,000	$1,000	5,040,000	(41,000)	5,000,000

Change in Class A common stock subject to possible redemption	(136,264)	-	-	-	(1,362,000)	-	(1,362,000)
Net income	-	-	-	-	-	1,362,000	1,362,000
Balances, June 30, 2018	1,228,210	$-	7,500,000	$1,000	$3,678,000	$1,321,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2018	2017

Net income (loss)	$1,362,000	$(47,000)
Costs paid directly to vendors by Sponsor	-	6,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust income in Trust Account	(2,355,000)	-
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(248,000)	18,000
Decrease in accrued taxes	(130,000)	-
Decrease in prepaid expenses	5,000	-
Net cash used in operating activities	(1,366,000)	(23,000)

Cash flows from financing activities:
Withdrawal from Trust Account for taxes and working capital	1,427,000	-
Proceeds from note payable to Sponsor	-	183,000
Payment of offering costs	-	(115,000)
Net cash provided by financing activities	1,427,000	68,000

Net increase in cash	61,000	45,000
Cash at beginning of period	1,752,000	26,000
Cash at end of period	$1,813,000	$71,000

Cash paid for taxes	$677,000	$-

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in note payable to Sponsor	$-	$115,000

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

At June 30, 2018, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through June 30, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Sponsor and Financing:

The Company’s sponsor is Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 16, 2017. The Company intends to finance a Business Combination with proceeds from a $300,000,000 public offering (Note 3) and a $8,750,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $300,000,000 was deposited in the Trust Account with Continental Stock Transfer and Trust Company (the “Trustee”) acting as the trustee (the “Trust Account”) (as discussed below).

The Trust Account:

Funds from the Public Offering have been placed in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its Class A common stock for an amount in cash equal to such stockholder’s pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may have been released to the Company to fund working capital requirements. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity in the accompanying balance sheet, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account at June 30, 2018 and December 31, 2017 is $10.05 and $10.01, respectively, per public common share but does not reflect withdrawals permitted for income taxes payable and working capital.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2018:

	Period ended June 30, 2018
	Three Months	Six Months

Net income available to Class A common stockholders:
Interest income	$1,279,000	$2,355,000
Less: Income and franchise taxes	(269,000)	(535,000)
Expenses available to be paid with Interest income from Trust	(221,000)	(458,000)
Net income available to Class A common stockholders	$789,000	$1,362,000

Net income available to Class F common stockholders:
Net income	$789,000	$1,362,000
Less: amount attributable to Class A common stockholders	(789,000)	(1,362,000)
Net income available to class F common stockholders	$-	$-

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company’s current taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2018, the Company recorded income tax expense of approximately $266,000 and $481,000, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate for the three and six months ended June 30, 2018 was approximately 22% and 24%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At June 30, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $170,000 and $66,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2018 and December 31, 2017, 28,771,790 and 28,635,526, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month ($30,000 and $60,000, respectively, for the three and six months ended June 30, 2018) for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

At June 30, 2018 and December 31, 2017, the proceeds of the Trust Account were invested in U.S. government treasury bills. U.S. government treasury bills held at June 30, 2018 mature in August 2018 and yield interest of approximately 1.8%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying June 30, 2018 and December 31, 2017 balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2018 and December 31, 2017 consist of U.S. government treasury bills or money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying		Prices in
	value at June 30,	Gross Unrealized	Active Markets
Description	2018	Holding Gain	(Level 1)
Assets:
Cash and money market	$2,000	-	$2,000
U.S. government treasury bills	301,330,000	$55,000	301,385,000
total	$301,332,000	$55,000	$301,387,000

			Quoted Price
	Carrying		Prices in
	value at December 31,	Gross Unrealized	Active Markets
Description	2017	Holding Gain	(Level 1)
Assets:
U.S. government treasury bills	$300,403,000	$18,000	$300,421,000

The U.S. government treasury bills held at June 30, 2018 mature in August 2018. During the three and six months ended June 30, 2018, in April and May 2018, the Company withdrew an aggregate of approximately $1,427,000 from the trust including approximately $750,000 for working capital and $677,000 for payment of federal income and state franchise taxes, including estimated taxes.

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

During September 2017, the Company effected a 1.5 for 1 stock dividend of 2,875,000 Class F shares, resulting in the initial stockholders holding an aggregate of 8,625,000 Founder Shares. The stock dividend also adjusted the shares subject to forfeiture from 750,000 to 1,125,000, to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares represented 20.0% of the Company’s issued and outstanding shares after the Public Offering. Outstanding shares and per share amounts have been retroactively restated for the September 2017 stock dividend for all periods presented. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture are considered as forfeited in the accompanying financial statements as of December 31, 2017. As such at June 30, 2018 and December 31, 2017 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (28,771,790 and 28,635,526, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2018 and December 31, 2017, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

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

As indicated in the accompanying financial statements, at June 30, 2018 we had $1,813,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

During the three and six months ended June 30, 2017, we incurred approximately $27,000 and $47,000, respectively, for such formation and organizational activities and we had no interest income or related income taxes. Since November 21, 2017, our activities have included activities associated with our search for a business combination candidate and our costs have included the professional, insurance and other costs associated with operating a public company.

In the three and six months ended June 30, 2018 our principal operating expenses included approximately $85,000 and $196,000, respectively, for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $100,000, respectively, in franchise taxes, approximately $84,000 and $162,000, respectively, in consulting and travel costs associated with our search for a business combination candidate and approximately $30,000 and $60,000, respectively, ($10,000 per month) in administrative fees to our Sponsor. Further, during the three and six months ended June 30, 2018, the Company generated approximately $1,496,000 and $2,574,000, respectively, of interest income on the U.S. government treasury bill investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $266,000 and $481,000, respectively in the three and six months ended June 30, 2018 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes.

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to our Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay, and are paying, our income and franchise taxes from the income of the Trust Account and we are permitted to draw $750,000 annually from the Trust Account for working capital.

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

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $887,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, are approximately $301.6 million. Of this amount, $300.0 million was placed in the Trust Account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 was available to us for working capital and is not held in the Trust Account.

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

As of June 30, 2018, we have available to us approximately $1,813,000 of proceeds held outside the Trust Account which includes the permitted 2018 annual $750,000 draw from the Trust Account which was made during the three months ended June 30, 2018, as well as certain amounts we may draw from the Trust Account to fund our working capital requirements in the future (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2018, except as may be incurred in connection with our initial business combination (if any).

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2018:

	Period ended June 30, 2018
	Three Months	Six Months

Net income available to Class A common stockholders:
Interest income	$1,498,000	$2,574,000
Less: Income and franchise taxes	(316,000)	(581,000)
Expenses available to be paid with Interest income from Trust (up to a Maximum of $750,000 per year	(221,000)	(458,000)
Net income available to Class A common stockholders	$789,000	1,362,000

Net income available to Class F common stockholders:
Net income	$789,000	$1,362,000
Less: amount attributable to Class A common stockholders	(789,000)	(1,362,000)
Net income available to class F common stockholders	$-	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2018, the Company recorded income tax expense of approximately $266,000 and $481,000, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate for the three and six months ended June 30, 2018 was approximately 22% and 24%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At June 30, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $175,000 and $60,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2018 and December 31, 2017, 28,771,790 and 28,635,526, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity at its redemption value of $10.10 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on March 16, 2016 for the purpose of effecting an initial business combination. As of June 30, 2018, we had not commenced any operations or generated any revenues. All activity through June 30, 2018 relates to our formation and our public offering and subsequent to the public offering, efforts have been directed toward locating and completing a suitable initial business combination. $300,000,000 of the net proceeds of the public offering and the private placement that closed in June and July 2017 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At June 30, 2018, there was approximately $301,332,000 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY ACQUISITION CORP.

Dated: August 10, 2018	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 10, 2018	/s/ William C. Finn
Name: William C. Finn Title: Chief Financial Officer (Principal Financial and Accounting Officer)