Form 10-Q
period 2018-09-30
Legacy Acquisition Corp.
filed 2018-11-08
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 5, 2018, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 30,000,000 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 14,132,631 shares of Class A common stock trade separately.

LEGACY ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets –
Cash	$1,437,000	$1,752,000
Prepaid expenses and other assets	91,000	136,000
Total current assets	1,528,000	1,888,000

Non-current assets –
Cash and investments held in Trust Account	302,854,000	300,403,000

Total assets	$304,382,000	$302,291,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$12,000	$186,000
Accrued expenses	21,000	95,000
Accrued franchise and income taxes	150,000	155,000
Total current liabilities	183,000	436,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	10,683,000	10,936,000

Common stock subject to possible redemption; 28,869,933 and 28,635,526 shares, respectively, at September 30, 2018 and December 31, 2017 (at approximately $10.00 per share)	288,699,000	286,355,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued at September 30, 2018 and December 31, 2017, 1,130,067 and 1,364,474 shares, outstanding (excluding 28,869,933 and 28,635,526 shares, respectively, subject to possible redemption at September 30, 2018 and December 31, 2017)	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	2,696,000	5,040,000
Retained earnings (accumulated deficit)	2,303,000	(41,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$304,382,000	$302,291,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

 CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
General and administrative expenses	211,000	14,000	769,000	64,000
Loss from operations	(211,000)	(14,000)	(769,000)	(64,000)

Interest income on Trust Account	1,522,000	-	3,878,000	-
Income (loss) before income taxes	1,311,000	(14,000)	3,109,000	$(64,000)

Provision for income taxes	330,000	-	765,000	-

Net income (loss)	$981,000	$(14,000)	$2,344,000	(64,000)
Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	30,000,000	-	30,000,000	-

Net income per class A common stock – basic and diluted	$0.03	$0.00	$0.08	$0.00

Weighted average class F common shares outstanding	7,500,000	7,500,000	7,500,000	7,500,000

Net income (loss) per class F common stock – basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2018

(unaudited)

	Common Stock				Additional	Retained Earnings
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity
Balances, December 31, 2017	1,364,474	$-	7,500,000	$1,000	5,040,000	(41,000)	5,000,000

Change in Class A common stock subject to possible redemption	(234,407)	-	-	-	(2,344,000)	-	(2,344,000)

Net income	-	-	-	-	-	2,344,000	2,344,000

Balances, September 30, 2018	1,130,067	$-	7,500,000	$1,000	$2,696,000	$2,303,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2018	2017

Net income (loss)	$2,344,000	$(64,000)
Costs paid directly to vendors by Sponsor	-	6,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on Trust Account	(3,878,000)	-
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(248,000)	35,000
Decrease in accrued taxes	(5,000)	-
Decrease in prepaid expenses	45,000	-
Net cash used in operating activities	(1,742,000)	(23,000)

Cash flows from financing activities:
Withdrawal from Trust Account for taxes and working capital	1,427,000	-
Proceeds from note payable to Sponsor	-	183,000
Payment of offering costs	-	(142,000)
Net cash provided by financing activities	1,427,000	41,000

Net (decrease) increase in cash	(315,000)	18,000
Cash at beginning of period	1,752,000	26,000
Cash at end of period	$1,437,000	$71,000

Cash paid for taxes	$880,000	$-

Supplemental disclosure of non-cash financing activities: Deferred offering costs included in note payable to Sponsor	$-	$50,000

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

At September 30, 2018, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through September 30, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of any shares of Class A common stock included as part of the units sold in the Public Offering that are properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of such shares if the Company does not complete its initial business combination within 24 months from the closing of the Public Offering or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders holding Class A common stock may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may be released for working capital purposes, or (ii) provide stockholders holding Class A common stock with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and up to $750,000 per year which may have been released for working capital. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its shares of Class A common stock included as part of the units sold in the Public Offering in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Business Combination. In such case, the Company would not proceed with the redemption of suchc shares of Class A common stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

The Company will only have 24 months from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock included as part of the units sold in the Public Offering for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class F Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2018:

	Period ended September 30, 2018
	Three Months	Nine Months
Net income available to Class A common stockholders:
Interest income	$1,522,000	$3,878,000
Less: Income and franchise taxes	(380,000)	(915,000)
Expenses available to be paid with Interest income available to withdraw from Trust	(161,000)	(619,000)
Net income available to Class A common stockholders	$981,000	$2,344,000

Net income available to Class F common stockholders:
Net income	$981,000	$2,344,000
Less: amount attributable to Class A common stockholders	(981,000)	(2,344,000)
Net income available to class F common stockholders	$-	$-

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

The Company’s current taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2018, the Company recorded income tax expense of approximately $330,000 and $765,000, respectively, primarily related to interest income earned on the Trust Account, net of franchise taxes. The Company’s effective tax rate for both the three and nine months ended September 30, 2018 was approximately 25%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At September 30, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $80,000 and $66,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 30,000,000 common shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its shares of Class A common stock included as part of the units sold in the Public Offering in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2018 and December 31, 2017, 28,869,933 and 28,635,526, respectively, of the 30,000,000 shares of Class A common stock included as part of the units sold in the Public Offering were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements:

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. The Company anticipates its’s first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

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

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month ($30,000 and $90,000, respectively, for the three and nine months ended September 30, 2018) for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

NOTE 5 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

At September 30, 2018 and December 31, 2017, the proceeds of the Trust Account were invested in U.S. government treasury bills. U.S. government treasury bills held at September 30, 2018 mature in November 2018 and February 2019 and yield interest of approximately 2.15%. U.S. government treasury bills held at June 30, 2018 matured in August 2018 and yielded interest of approximately 1.8%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying September 30, 2018 and December 31, 2017 balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2018 and December 31, 2017 consist of U.S. government treasury bills or money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at September 30, 2018	Gross Unrealized Holding Loss	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market	$1,000	-	$1,000
U.S. government treasury bills	302,853,000	$(70,000)	302,783,000
total	$302,854,000	$(70,000)	$302,784,000

Description	Carrying value at December 31, 2017	Gross Unrealized Holding Gain	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$300,403,000	$18,000	$300,421,000

During the three and nine months ended September 30, 2018 the Company withdrew an aggregate of approximately $-0- and $1,427,000 from the trust including approximately $750,000 for working capital and $677,000 for payment of federal income and state franchise taxes, including estimated taxes.

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

During September 2017, the Company effected a 1.5 for 1 stock dividend of 2,875,000 Class F shares, resulting in the initial stockholders holding an aggregate of 8,625,000 Founder Shares. The stock dividend also adjusted the shares subject to forfeiture from 750,000 to 1,125,000, to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares represented 20.0% of the Company’s issued and outstanding shares after the Public Offering. Outstanding shares and per share amounts have been retroactively restated for the September 2017 stock dividend for all periods presented. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture are considered as forfeited in the accompanying financial statements as of December 31, 2017. As such at September 30, 2018 and December 31, 2017 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (28,869,933 and 28,635,526, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2018 and December 31, 2017, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

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

As indicated in the accompanying financial statements, at September 30, 2018 we had $1,813,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our primary activities since inception have been organizational activities and those necessary to prepare for our initial public offering which was consummated on November 21, 2017. Since that time, our activities have also included the activities in our search for a business combination.

During the three and nine months ended September 30, 2017, we incurred approximately $14,000 and $64,000, respectively, for such formation and organizational activities and we had no interest income or related income taxes. Since November 21, 2017, our activities have included activities associated with our search for a business combination candidate and our costs have included the professional, insurance and other costs associated with operating a public company.

In the three and nine months ended September 30, 2018, our principal operating expenses included approximately $211,000 and $768,000, respectively, for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $150,000, respectively, in franchise taxes, approximately $135,000 and $219,000, respectively, in consulting and travel costs associated with our search for a business combination candidate and approximately $30,000 and $90,000, respectively, ($10,000 per month) in administrative fees to our Sponsor. Further, during the three and nine months ended September 30, 2018, the Company generated approximately $1,522,000 and $3,878,000, respectively, of interest income on the U.S. government treasury bill investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $330,000 and $765,000, respectively in the three and nine months ended September 30, 2018 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes.

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

As of September 30, 2018, we have available to us approximately $1,436,000 of proceeds held outside the Trust Account which includes the permitted 2018 annual $750,000 draw from the Trust Account which was made during the nine months ended September 30, 2018, as well as certain amounts we may draw from the Trust Account to fund our working capital requirements in the future (as described above). We believe that such sources of liquidity are adequate to fund our operations for at least the next 12 months. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2018, except as may be incurred in connection with our initial business combination (if any).

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our shares of Class A common stock included as part of the units sold in the Public Offering upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2018:

	Period ended September 30, 2018
	Three Months	Nine Months
Net income available to Class A common stockholders:
Interest income	$1,522,000	$3,878,000
Less: Income and franchise taxes	(380,000)	(915,000)
Expenses available to be paid with Interest income from Trust	(161,000)	(619,000)
Net income available to Class A common stockholders	$981,000	$2,344,000

Net income available to Class F common stockholders:
Net income	$981,000	$2,344,000
Less: amount attributable to Class A common stockholders	(981,000)	(2,344,000)
Net income available to class F common stockholders	$-	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2018, the Company recorded income tax expense of approximately $330,000 and $765,000, respectively, primarily related to interest income earned on the Trust Account, net of franchise taxes. The Company’s effective tax rate for both the three and nine months ended September 30, 2018 was approximately 25%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At September 30, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $80,000 and $60,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 30,000,000 common shares sold as part of a Unit in the public offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its shares of Class A common stock included as part of the units sold in the Public Offering in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2018 and December 31, 2017, 28,869,933 and 28,635,526, respectively, of the 30,000,000 shares of Class A common stock included as part of the units sold in the Public Offering were classified outside of permanent equity at its redemption value of $10.00 per share.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. The Company anticipates its’s first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on March 16, 2016 for the purpose of effecting an initial business combination. As of September 30, 2018, we had not commenced any operations or generated any revenues. All activity through September 30, 2018 relates to our formation and our public offering and subsequent to the public offering, efforts have been directed toward locating and completing a suitable initial business combination. $300,000,000 of the net proceeds of the public offering and the private placement that closed in June and July 2017 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At September 30, 2018, there was approximately $301,854,000 in the Trust Account. We have not engaged in any hedging activities since our incorporation. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LEGACY ACQUISITION CORP.

Dated: November 7, 2018	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: November 7, 2018	/s/ William C. Finn
Name: William C. Finn
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

