Form 10-K
period 2018-12-31
Legacy Acquisition Corp.
filed 2019-03-15
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $288 million (based on the closing price of the registrant’s Class A common stock on that date as reported on the New York Stock Exchange).

At March 8, 2019, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 30,000,000 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 18,985,391 shares of Class A common stock trade separately.

Documents Incorporated By Reference: None.

i

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2018 (this “Form 10-K”), references to:

●	“we,” “us,” “company” or “our company” are to Legacy Acquisition Corp., a Delaware corporation;

●	“public shares” are to shares of our Class A common stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchased public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“management” or our “management team” are to our executive officers and directors;

●	“sponsor” are to Legacy Acquisition Sponsor I LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the Legacy Team;

●	“Legacy Team” are to a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team and all of the members of our Advisory Council;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“founder shares” are to shares of our Class F common stock initially purchased by our sponsor in a private placement prior to our initial public offering, after giving effect to a 1.5-for-1 stock split in the form of a dividend effectuated on September 18, 2017, and the shares of our Class A common stock issuable upon the automatic conversion thereof at the time of our initial business combination;

●	“common stock” are to our Class A common stock and our Class F common stock;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement that occurred simultaneously with the closing of our initial public offering; and

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees.

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

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” . Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated on March 15, 2016 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we may pursue a business combination opportunity in any industry or sector, we intend to focus on businesses that operate in the following sectors: (i) consumer packaged goods (“CPG”) and other consumables, (ii) consumer durables, and (iii) retail and restaurants. We have reviewed, and will continue to review, a number of opportunities for the purpose of entering into a business combination with an operating business, but to date we have not entered into any binding agreement for a business combination and we are not able to determine as of the date of this Form 10-K whether we will complete a business combination with any of such target businesses or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture were forfeited as of November 27, 2017. At December 31, 2017 and December 31, 2018, there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (28,635,526 of which were classified outside of equity as redeemable common stock at December 31, 2017 and 28,916,141 of which were classified outside of equity as redeemable common stock at December 31, 2018).

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

We believe the industry expertise, principal investing, transactions experience and business acumen of our Legacy Team will make us an attractive partner for potential business combination targets and enhance our ability to complete a successful business combination. We also believe that the collective capabilities of our Legacy Team will enable us to enhance the value of an acquired business via identification and execution of strategic and operational initiatives following a business combination. Members of our management team and the Legacy Team have been, and are, communicating with their network of relationships to articulate our acquisition themes, including the parameters of our desired target company, and have been pursuing and reviewing promising leads through a disciplined process.

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

We have reviewed, and will continue to review, a number of opportunities for the purpose of entering into a business combination with an operating business, but to date we have not entered into any binding agreement for a business combination and we are not able to determine as of the date of this Form 10-K whether we will complete a business combination with any of such target businesses or with any other target business. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Additionally, we are also a “smaller reporting company” under the SEC’s amended definition of a “smaller reporting company.” Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, not being required to present selected financial data and only being required to provide two years of audited financial statements in annual reports.

Financial Position

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

We have reviewed, and will continue to review, a number of opportunities for the purpose of entering into a business combination with an operating business, but to date we have not entered into any binding agreement for a business combination and we are not able to determine as of the date of this Form 10-K whether we will complete a business combination with any of such target businesses or with any other target business. Members of our management team and the Legacy Team are communicating with their network of relationships to articulate our acquisition themes, including the parameters of our search for a target company, and have begun the disciplined process of pursuing and reviewing promising leads.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. As of December 31, 2017 and December 31, 2018, we were not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

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

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market, pursuant to Rule 10b5-1 plans or otherwise, either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires our insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,750,000 of proceeds initially held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes and up to $750,000 to fund working capital requirements annually, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,750,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering is not considered a liquidation distribution under Delaware law, and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and up to $750,000 to fund our working capital requirements annually, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 24 months from the closing of our initial public offering , then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. For as long as we remain an emerging growth company, however, we will not be required to comply with the auditor attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

We have only 24 months from the closing of our initial public offering on November 21, 2017 to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We have determined that such mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments to our financial statements contained in this Form 10-K have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 21, 2019.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering , in favor of our initial business combination. Our initial stockholders own 20% of our outstanding shares of common stock immediately following the completion of our initial public offering. As a result, in addition to the founder shares, we would need 11,250,001, or 37.5%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our initial business combination are present at such meeting, we would need only 1,875,001 of the 30,000,000 public shares, or approximately 6.3% of the shares sold as part of the units in our initial public offering , to be voted in favor of our initial business combination in order to have such transaction approved (assuming the over-allotment option is not exercised). In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved. Furthermore, in the event that the institutions that purchased units in our initial public offering purchase vote them in favor of our initial business combination, it is possible that no votes from other public shareholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result of the founder shares and private placement warrants that these institutions may own directly, or indirectly, they may have different interests with respect to a vote on an initial business combination than other public shareholders.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business — Business Strategy — Tendering stock certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 24 months from the closing of our initial public offering , subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our Class A common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in our initial public offering , which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares equal to or exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account and the interest that may be released to us from the trust account to fund our working capital requirements are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering , we may be unable to complete our initial business combination.

The funds available to us outside of the trust account and the $750,000 of interest that may be released to us annually from the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least 24 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering , the funds available to us outside of the trust account and up to $750,000 of interest that may be released to us annually from the trust account to fund our working capital requirements, will be sufficient to allow us to operate for at least 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

At December 31, 2018, we had cash outside the Trust account of approximately $1,180,000 and $750,000 available to be drawn down from the Trust Account to fund our working capital prior to the completion of our initial business combination. If we are required to seek additional capital to fund our working capital requirements, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although, with the exception of our independent registered public accounting firm, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of our initial public offering.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

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

Although we have no commitments as of December 31, 2018 to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our initial public offering and the private placement of warrants provided us with $289,500,000 that we may use to complete our business combination (excluding up to $10,500,000 of deferred underwriting commissions being held in the trust account).

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

We are an emerging growth company and a smaller reporting company, each within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. Additionally, we are also a “smaller reporting company” under the SEC’s amended definition of a “smaller reporting company.” As a result, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and not being required to present selected financial data and only being required to provide two years of audited financial statements in annual reports. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Even if we age out of our status as an emerging growth company after five years, we may still qualify as a smaller reporting company, including if either (a) the market value of our Class A common stock held by non-affiliates falls below $250 million as of June 30 of any year, or (b) we have less than $80 million of revenues for the prior fiscal year and the market value of our Class A common stock held by non-affiliates is less than $560 million as of June 30 of such year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

An investment in our initial public offering may result in uncertain United States federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a Unit between the share of common stock and the warrant to purchase one share of common stock included in each Unit could be challenged by the IRS or the courts. Furthermore, the United States federal income tax consequences of a cashless exercise of a warrant included in the units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. See the section titled “Taxation” for a summary of the principal United States federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units began trading on the NYSE under the symbol “LGC.U” on November 17, 2017. On November 27, 2017, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units. On November 30, 2017, our Class A common stock and Warrants began trading on the NYSE under the symbols “LGC” and “LGC WS,” respectively. Each Unit consists of one share of Class A common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of Class A common stock at a price of $5.75 per half share (11.50 per whole share), subject to adjustment as described in our final prospectus dated November 16, 2017 which was filed with the SEC on November 17, 2017. Please refer to “Item 1. Business –Sponsor and Financing” and “Note 3. Public Offering” in the Notes to our audited financial statements for the year ended December 31, 2018 for additional information.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NYSE for the period from November 17, 2017 (the first day on which our Units began trading) through December 31, 2018, and for our Class A common stock and Warrants for the period from November 30, 2017 (the first day on which our Class A common stock and Warrants were traded separately) through December 31, 2018.

	Units (LGC.U)		Class A common stock (LGC)		Warrants (LGC WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2018:
Quarter ended March 31, 2018	$10.05	$9.82	$9.74	$9.51	$0.3498	$0.3301
Quarter ended June 30, 2018	$10.18	$9.86	$9.91	$9.54	$0.45	$0.3301
Quarter ended September 30, 2018	$10.19	$9.98	$9.73	$9.54	$0.56	$0.412
Quarter ended December 31, 2018	$10.20	$10.05	$9.88	$9.53	$0.482	$0.327
Year ended December 31, 2017:
Quarter ended December 31, 2017(1), (2)	$10.05	$9.91	$9.68	$9.55	$0.75	$0.42

(1)	Beginning on November 17, 2017 with respect to LGC.U.

(2)	Beginning on November 30, 2017 and December 1, 2017, respectively, with respect to LGC WS and LGC.

(b) Holders

At March 8, 2019, there was one holder of record of our Units, one holder of record of our separately traded Class A common stock, and two holders of record of our separately traded Warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Legacy Acquisition Corp.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and will continue to review, a number of opportunities for the purpose of entering into a business combination with an operating business, but to date we have not entered into any binding agreement for a business combination and we are not able to determine as of the date of this Form 10-K whether we will complete a business combination with any of such target businesses or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at December 31, 2018 we had $1,180,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 21, 2019.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering, which was consummated on November 21, 2017, and our activities in our search for a potential business combination.

During year ended December 31, 2018 and 2017, we incurred approximately $1,623,000 and $154,000, respectively, for such formation and organizational activities as well as, since November 21, 2017, our initial activities in search of a business combination. In the year ended December 31, 2018, our primary operating costs included administrative costs to our sponsor of approximately $120,000, professional accounting, audit and legal fees of approximately $160,000 regulatory and insurance costs of approximately $180,000 and costs associated with our search for a business combination of approximately $920,000 and franchise taxes of approximately $200,000. In the year ended December 31, 2017 our principal operating expenses included bookkeeping and accounting services of approximately $63,000, franchise taxes of approximately $26,000, audit and accounting fees of approximately $23,000 and administrative fees to our sponsor of approximately $20,000. During the years ended December 31, 2018 and 2017, the Company generated approximately $5,559,000 and $403,000, respectively, of interest income on the investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $1,130,000 and $130,000, respectively, in the years ended December 31, 2018 and 2017 since the majority of our operating expenses are considered start-up costs and are not currently deductible.

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering. Our interest income will generate a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. Further, since our initial public offering we expect to incur approximately $200,000 in annual franchise taxes and approximately $120,000 per year for office space, accounting services, utilities and secretarial support provided by the sponsor. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Our due diligence and other costs of identifying, documenting and closing a business combination are expected to be very significant and will vary with the stage of development of a business combination. Our expenses continue to increase following the closing of our initial public offering as we continue the process to find, perform due diligence and then work to close a business combination. We pay our income and franchise taxes from the income of the Trust Account.

Liquidity and Capital Resources

Prior to the completion of our initial public offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor and, as amended in October 2017, up to $585,000 in loans from our sponsor ($574,000 of which had been loaned, including $285,000 loaned to December 31, 2016 and $289,000 loaned during the year ended December 30, 2017)

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $878,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, are approximately $301.6 million. Of this amount, $300.0 million was deposited in the trust account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 became available to us as working capital and was not held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any, and up to $750,000 to fund working capital requirements annually. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (x) our total gross assets following our initial public offering, divided by (y) our total issued shares of common stock following our initial public offering, multiplied by (z) the number of our authorized shares following our initial public offering. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our initial public offering, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2018, we had cash outside the Trust account of approximately $1,180,000 and $750,000 available to be drawn down from the Trust Account to fund our working capital prior to the completion of our initial business combination. We believe that such sources of liquidity are adequate to fund our operations for the period until November 21, 2019, at which time we would be required to cease operations if we did not consummate a business combination. We use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We do not expect to have any capital expenditures during 2019, except as may be incurred in connection with our initial business combination (if any).

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

In addition, we could use a portion of the funds not placed in trust, or withdrawn from the Trust for working capital, to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Net Income (Loss) Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 23,750,000 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income per common share is the same as basic income per common share for the period.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income per common share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class F Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income available to each class of common stockholders is as follows for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Net income available to Class A common stockholders:
Interest income	$5,559,000	$403,000
Less: Income and franchise taxes	(1,330,000)	(156,000)
Expenses available to be paid with Interest income available to withdraw from Trust	(1,372,000)	(128,000)
Net income available to Class A common stockholders	$2,857,000	$119,000

Net income available to Class F common stockholders:
Net income	$2,806,000	$119,000
Less: amount attributable to Class A common stockholders	(2,857,000)	(119,000)
Net (loss) available to class F common stockholders	$(51,000)	$-

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

The Company’s current taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the years ended December 31, 2018 and 2017, the Company recorded income tax expense of approximately $1,130,000 and $130,000, respectively, primarily related to interest income earned on the Trust Account, net of franchise taxes. The Company’s effective tax rate for both the years ended December 31, 2018 and 2017 was approximately 29% and 52%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At December 31, 2018 and 2017, the Company has a deferred tax asset of approximately $355,000 and $60,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. The Company anticipates the revised presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

LEGACY ACQUISITION CORP.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the years ended December 31, 2018 and 2017 and for the period from March 15, 2016 (date of inception) to December 31, 2016.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2018

Operating Expenses:
General and Administrative Expenses	$287,000	$270,000	$211,000	$855,000	$1,623,000
Loss from operations	(287,000)	(270,000)	(211,000)	(855,000)	(1,623,000)
Other Income – Interest on Trust	1,076,000	1,279,000	1,522,000	1,682,000	5,559,000
Income before income tax	789,000	1,009,000	1,311,000	827,000	3,936,000
Provision for income tax	(215,000)	(220,000)	(330,000)	(365,000)	(1,130,000)
Net Income	$574,000	$789,000	$981,000	$462,000	$2,806,000
Two class Method for Per Share Information:
Weighted average Class A shares outstanding – basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000	30,000,000
Net income (loss) per class A common shares outstanding – basic and diluted	$(0.00)	$(0.03)	$(0.03)	$0.02	$0.09
Weighted average class F shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000	7,500,000
Net income per class F common shares outstanding – basic and diluted	$0.02	$0.00	$0.00	$0.00	$0.00

Balance Sheet Data (at period end)
Cash	$1,306,000	$1,813,000	$1,437,000	$1,180,000	$1,180,000
Investments and cash held in trust	$301,480,000	$301,332,000	$302,854,00	$304,035,000	$304,035,000
Total Assets	$302,957,000	$303,276,000	$304,382,000	$305,268,000	$305,268,000
Deferred underwriting fee	$10,500,000	$10,500,000	$10,500,000	$10,500,000	$10,500,000
Total Liabilities	$11,028,000	$10,558,000	$10,683,000	$11,107,000	$11,107,000
Common stock subject to possible redemption	$286,929,000	$287,718,000	$-288,699,000	$289,161,000	$289,161,000
Equity	$5,000,000	$5,000,000	$5,000,000	$5,000,000	$5,000,000

	Year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2017

Operating Expenses:
General and Administrative Expenses	$27,000	$20,000	$14,000	$93,000	$154,000
Loss from operations	(27,000)	(20,000)	(14,000)	(93,000)	(154,000)
Other Income – Interest on Trust	-			403,000	403,000
Income (loss) before income tax	(27,000)	(20,000)	(14,000)	310,000	249,000
Provision for income tax	-	-	-	(130,000)	(130,000)
Net Income (Loss)	$(27,000)	$(20,000)	$(14,000)	$180,000	$119,000
Two class Method for Per Share Information:
Weighted average Class A shares outstanding – basic and diluted				30,000,000	30,000,000
Net income per class A common shares outstanding – basic and diluted	$-	$-	$-	$0.00	$0.00
Weighted average shares outstanding:	$-	$-	$-	$0.00	$0.00
Net income per class F common shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,702,000	7,650,000

Balance Sheet Data (at period end)
Cash	$80,000	$71,000	$44,000	$1,752,000	$1,752,000
Investments and cash held in trust	$-	$-	$-	$300,403,000	$300,403,000
Total Assets	$302,000	$310,000	$360,000	$302,291,000	$302,291,000
Deferred underwriting fee	$-	$-	$-	$10,500,000	$10,500,000
Total Liabilities	$464,000	$492,000	$199,000	$10,936,000	$10,936,000
Common stock subject to possible redemption	$-	$-	$-	$286,355,000	$286,355,000
Equity(deficit)	$(162,000)	$(182,000)	$(199,000)	$5,000,000	$5,000,000

	Period from March 15, 2016 (date of inception) to December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	March 15, 2016 (inception) to December 31, 2016

Operating Expenses:
General and Administrative Expenses	$50,000	$49,000	$30,000	$31,000	$160,000
Net Income (Loss)	$(50,000)	$(49,000)	$(30,000)	$(31,000)	$(160,000)
Income (Loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.07)
Weighted average shares outstanding:
Basic	-	-	-	5,950,000	2,315,000

Balance Sheet Data (at period end)
Cash	$-	$-	$-	$26,000	$26,000
Total Assets	$51,000	$64,000	$105,000	$150,000	$150,000
Total Liabilities	$101,000	$164,000	$234,000	$285,000	$285,000
Equity (deficit)	$(50,000)	$(100,000)	$(129,000)	$(135,000)	$(135,000)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Title
Edwin J. Rigaud	75	Chief Executive Officer and Chairman
Darryl T. F. McCall	64	President, Chief Operating Officer and Director
William C. Finn	57	Chief Financial Officer
Steven A. Davis	60	Director
Richard White	65	Director
Andrew W. Code	60	Director
Sengal Selassie	50	Director

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

William C. Finn has served as our Chief Financial Officer since August 2016 and Secretary since November 2017. Mr. Finn has worked in the Commercial Finance Industry for more than 29 years. Mr. Finn has worked as a senior executive for several financial institutions, including National City Bank (Senior Vice President, May 2000 to April 2007), Wintrust Financial Corporation (Executive Vice President, April 2007 to November 2010) and Fifth Third Bank (Senior Vice President, November 2010 to January 2016). Over the course of his career, Mr. Finn has completed traditional commercial banking transactions for numerous privately-held and publicly-listed companies whose annual sales ranged from $10 million to $10 billion. Since January 2016, Mr. Finn has engaged in international business development activities as a shareholder of Isovac Products, a company that manufactures products that provide Chemical/Biological/Radiological isolation, containment and protection; and previously engaged in international business development activities as a shareholder of GSD Innovations, a technology distribution company that focuses primarily on domestic and international renewable energy, clean water and humanitarian efforts. In addition, since 2015, Mr. Finn has served as Managing Member of W.C. Financial, a boutique consulting firm that focuses on securing project financing for domestic opportunities related to infrastructure and other related projects, ranging from $10 million to $200 million.

Steven A. Davis, our director, serves as chief executive officer of SDL Consulting LLC and served as Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc. from 2006 to 2014. Bob Evans Farms is a diversified and integrated restaurant and packaged foods company. Before joining Bob Evans Farms, Mr. Davis served as the President of Long John Silver’s and A&W All-American Food at Yum! Brands from 2002 to 2006. Prior to his position as President of those businesses, he served in a variety of operations management and other senior executive positions within Yum! Brands, including Senior Vice President of Pizza Hut. Prior to that, Mr. Davis was employed by Kraft General Foods in a series of brand leadership positions, launching several successful new products, new packaging and business building marketing campaigns for household brands such as Budget Gourmet®, Philadelphia® Cream Cheese, and Velveeta®. Mr. Davis also has significant board experience. From 2006 to 2009, Mr. Davis served as a director of CenturyLink, a publicly-traded telecommunications firm. From 2009 to 2015, he served on the board of directors of the Walgreen Co., one of the world’s largest drugstore chains, as the Nominating and Corporate Governance Chair and on the Compensation and Finance Committees. Since July 2013, Mr. Davis has served as a member of the board of directors and as a member of the audit committee and the corporate governance and nominating committee for Marathon Petroleum Corporation, a U.S.-based refiner and distributor of gasoline. In 2015, Mr. Davis joined the board of directors for the Albertsons Companies, a food and drug retailer operating under banners such as Albertsons®, Randalls®, and Safeway®. In 2017, Mr. Davis has joined the board of directors for Sonic Corporation, one of the United States’ largest chains of drive-in restaurants.

Richard White, our director, has served as chief executive officer of Aeolus Capital Group Ltd., a financial and strategic management advisory firm, since May 2017. Mr. White served as Managing Director and head of Oppenheimer & Co. Inc.’s. Private Equity and Special Products Department from 2004 until April 2017. From 1997 until 2002, Mr. White was a Managing Director of CIBC Capital Partners, the private equity merchant banking division of Canadian Imperial Bank of Commerce, the successor by acquisition of Oppenheimer & Co., Inc. From 1985 until 1997, Mr. White was a Managing Director and one of approximately 30 General Partners of Oppenheimer & Co. Inc. Mr. White was responsible for founding and building several of its investment banking industry groups including consumer products, business services, industrials, technology, gaming and leisure, and real estate. Mr. White also headed Oppenheimer’s mergers and acquisitions department. Mr. White is a CPA. Mr. White is a director of Escalade, Incorporated, a sporting goods company (NASDAQ: “ESCA”) and Lead Independent Director of G-III Apparel Group Ltd., a manufacturer, retailer, and distributor of apparel (NASDAQ: “GIII”).

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

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of the Company’s executive officers, directors and nominees listed above are U.S. citizens.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

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

Board Meetings

During 2018, there were seven meetings of our board of directors. All of our directors attended at least 75% of the meetings held during 2018. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website. Our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Richard White, Andrew W. Code, and Steven A. Davis. Mr. White serves as chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members on the audit committee. The rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Messrs. White, Code, Davis qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. White qualifies as an “audit committee financial expert” as defined in applicable SEC rules. During 2018, there were four meetings of the audit committee and each member of the audit committee attended at least 75% of the meetings held by the audit committee during 2018.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered accounting firm all relationships the independent registered accounting firm have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered accounting firm describing (i) the independent registered accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors consisting of three members. The members of our Compensation Committee are Richard White, Andrew W. Code, and Steven A. Davis. Mr. Davis serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Richard White and Sengal Selassie. Mr. Selassie serves as chair of the nominating and corporate governance committee.

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

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors our candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Our sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our company, although our sponsor and executive officers have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Certain Relationships and Related Transactions, and Director Independence” in this Form 10-K.

●	Our initial stockholders have agreed to waive their redemption rights with respect to their shares of Class F common stock and Class A common stock in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their shares of Class F common stock if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our shares of Class A common stock, and the private placement warrants will expire worthless. With certain limited exceptions, shares of Class F common stock are not transferable, assignable or salable by our sponsor until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the shares of Class F common stock will be released from the lock-up. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, officers and directors directly or indirectly own common stock and warrants following our initial public offering, our sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Edwin J. Rigaud	EnovaPremier, LLC	Automotive supply company	President and CEO
	AACE LLC	Co-owner of the Cincinnati Reds	Manager
	AALI, LLC and AALI-2, LLC	Investment vehicle	Manager
	ICS LLC (dba Kurense)	Prepaid credit cards for students’ tuition refunds and employee payroll payments	Chairman
	REEAAL, LLC and REEAAL-2, LLC	Real estate investments	Manager

Darryl McCall	HCP Packaging	Plastic component packaging for the beauty, cosmetics and skin care market	Director

William C. Finn	W.C. Financial	Boutique consulting services	Managing Member

Steven A. Davis	Marathon Petroleum Corporation	Refinery and gasoline distribution	Director
	Albertsons Companies	Food and drug retailer	Director
	Sonic Corporation	Restaurant chain	Director

Richard White	Aeolus Capital Group LLC	Financial and strategic management advisory firm	Chief Executive Officer
	Escalade, Incorporated	Sporting goods	Director
	G-III Apparel Group Ltd.	Apparel	Lead Independent Director

Andrew Code	Promus Capital	Investments	Chairman
	SCP Pool	Pool supplies	Director
	Quality Control Corporation	Electronic parts supplier	Director
	Boat House Holdings, LLC	Boat dealership	Director
	Ellison Bakery	Wholesale bakery	Director

Sengal Selassie	Brightwood Capital Advisor, LLC	Investments	Co-Chief Executive Officer

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

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their shares of Class F common stock and any shares of Class A common stock purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any shares of Class A common stock purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by Delaware law.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers have received any cash compensation for services rendered to us. Until the earlier of consummation of our initial business combination and our liquidation, since November 16, 2017, we have paid and will continue to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. We may pay our executive officers, directors, members of our Advisory Council or other members of our sponsor for consulting related services, such as due diligence, in connection with the investigation of potential target companies with which we are in discussion. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors regularly receive information on payments made to officers and directors and a summary of cash disbursements to our sponsor, officers, directors or our or their affiliates and have opportunity to request detail regarding such expenses.

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

Director Compensation

None of our directors have received any cash compensation for services rendered to us. We may pay our directors for consulting related services, such as due diligence, in connection with the investigation of potential target companies with which we are in discussion. Our directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors regularly receive information on payments made to officers and directors and a summary of cash disbursements to our sponsor, officers, directors or our or their affiliates and have opportunity to request detail regarding such expenses

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2019, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, and subject to applicable community property laws and similar laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 8, 2019. Unless otherwise noted below, the business address of each of the following entities or individuals is 1308 Race Street, Suite 200, Cincinnati, Ohio 45202.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(1)
Principal Stockholders:
Coliseum Capital Management, LLC(2) 105 Rowayton Avenue, Rowayton, CT 06853	2,970,000	7.9%
ArrowMark Colorado Holdings LLC(3) 100 Fillmore Street, Suite 325, Denver, Colorado 80206	3,966,417	10.6%
The K2 Principal Fund, L.P. (4) 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2	1,520,500	4.1%
Park West Asset Management LLC(5) c/o Park West Asset Management LLC, 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939	2,970,000	7.9%
Alyeska Investment Group, L.P. 77 West Wacker Drive, 7th Floor Chicago, Illinois 60601(6)	2,205,003	5.9%
Legacy Acquisition Sponsor I LLC(7)	7,500,000	20.0%
Directors and Executive Officers:
Edwin J. Rigaud(7)(8)	7,500,000	20.0%
Darryl McCall(8)	—	—
William Finn(8)	—	—
Steven A. Davis(8)	—	—
Richard White(8)	—	—
Andrew Code(8)	—	—
Sengal Selassie(8)	—	—
All directors and executive officers as a group(7) (7 individuals)	7,500,000	20.0%

*	Less than one percent.

(1)	This table is based on 37,500,000 shares of Class A common stock outstanding at March 8, 2019, of which 30,000,000 were Class A common stock and 7,500,000 were Class F common stock. The information reflected in this table is based upon information furnished to us by the respective stockholders or contained in filings made with the SEC.

(2)	Based solely on a Schedule 13G filed with the SEC on December 11, 2017, Coliseum Capital Management, LLC (“CCM”), Coliseum Capital, LLC (“CC”), Coliseum Capital Partners, L.P. (“CCP”), Adam Gray (“Gray”) and Christopher Shackelton (“Shackleton”) reported shared voting power and shared dispositive power with respect to 2,970,000 shares of our common stock and no sole voting power or sole dispositive power as to any shares of common stock. According to this Schedule 13G, CCM is the investment adviser to CCP, which is an investment limited partnership; CC is the General Partner of CCP; and Gray and Shackelton are the managers of CC and CCM. According to this Schedule 13G, CCM, CC, CCP, Gray and Shackleton may be deemed to be members of a group with respect to the Common Stock owned of record by CCP and a separate account managed by CCM (the “Separate Account”). CCP is reported in the Schedule 13G as the record owner of 2,172,352 shares of Common Stock and the Separate Account is the record owner of 797,648 shares of Common Stock.

(3)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2019, ArrowMark Colorado Holdings LLC, reported sole beneficial voting and dispositive power as to 3,966,417 shares of our common stock and shared voting power and shared dispositive power as to no shares of our common stock. According to the Schedule 13G/A, ArrowMark Colorado Holdings LLC is investment adviser in accordance with Exchange Act Rule 13d-1(b)(1)(ii)(E).

(4)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2018, filed by Daniel Gosselin (“Gosselin”), Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), K2 GenPar L.P., an Ontario limited partnership (the “GP”), K2 GenPar 2009 Inc., an Ontario corporation (“GenPar 2009”), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”). According to this amendment to Schedule 13G, (a) Mr. Gosselin is president of each of SKI, the GP, GenPar 2009 and K2 & Associates; (b) the GP is the general partner of the Fund, and GenPar 2009 is the general partner of the GP; and (c) GenPar 2009 is a direct wholly-owned subsidiary of SKI. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. The K2 Principal Fund, L.P. reported in this amendment to Schedule 13G shared voting power and shared dispositive power as to 1,520,500 shares of Class A common stock underlying Units that are held of record by The K2 Principal Fund, L.P., and no sole voting power or dispositive power as to any shares. Each of Gosselin, SKI, the Fund, GP, GenPar2009, and K2&Associates may be deemed to be beneficial owners of the 1,520,500 shares of Class A common stock that are held by The K2 Principal Fund, L.P. Mr. Gosselin reported in this amendment to the Schedule 13G that he is president of each of SKI, the GP, GenPar 2009 and K2 and Associates, and exercises ultimate voting and investment powers over the 1,520,500 shares of the Issuer’s Units that are held of record by The K2 Principal Fund, L.P.

(5)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2018, (i) Park West Asset Management LLC (“PWAM”), a Delaware limited liability company and the investment manager to (a) Park West Investors Master Fund, Limited (“PWIMF”), a Cayman Islands exempted company reported that is the holder of 2,649,093 Units of the Company, with each Unit consisting of one share of the Company’s Class A common stock, and one warrant to purchase one-half of one share of Common Stock at a price of $5.75 per half share, and (b) Park West Partners International, Limited (“PWPI” and, collectively with PWIMF, the “PW Funds”), a Cayman Islands exempted company reported that is the holder of 320,907 Units; (ii) PWIMF; and (iii) Peter S. Park, as the sole member and manager of PWAM. According to this amendment to Schedule 13G, the PW Funds reported shared voting power and shared dispositive power as to the 2,970,000 Units held in the aggregate, which Units may be deemed to be beneficially owned (x) indirectly by PWAM, as the investment adviser to PWIMF and PWPI, and (y) indirectly by Mr. Park, as the sole member and manager of PWAM, and sole voting power and sole dispositive power as to no Units.

(6)	Based solely on a Schedule 13G filed with the SEC on February 14, 2019, Alyeska Investment Group, L.P. (“Alyeska Group”), Alyeska Fund GP, LLC (“Alyeska GP”), Alyeska Fund 2 GP, LLC (“Alyeska Fund 2”), and Anand Parekh (“Parekh”) reported shared voting power and shared dispositive power with respect to 2,205,003 shares of our Class A common stock and no sole voting power or sole dispositive power as to any shares of Class A common stock. According to the Schedule 13G, (a) Aleyska Group is a registered investment advisor under the Investment Advisors Act of 1940, as amended; (b) Alyeska GP serves as the general partner and control person of Alyeska Master Fund, L.P.; (c) Alyeska Fund 2 serves as the general partner and control person of Alyeska Master Fund 2, L.P.; and (d) Parekh is the chief executive officer and control person of Alyeska Investment Group, L.P.

(7)	Based on a on a Schedule 13G/A filed with the SEC on February 11, 2019 by Legacy Acquisition Sponsor I LLC and Edwin J. Rigaud. Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Edwin J. Rigaud, our Chairman and Chief Executive Officer and the managing member of our sponsor, who has sole voting and dispositive power over the shares held by our sponsor. Each of our officers and directors is a member of our sponsor.

(8)	Interests shown consist solely of founder shares, classified as shares of Class F common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

In October 2016, the sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share (see “Note 5, Stockholders’ Equity” to our audited financial statements for the year ended December 31, 2018). The Founder Shares are identical to the Class A common stock included in the Units being sold in our initial public offering except that the Founder Shares are convertible under the circumstances described below and subject to certain transfer restrictions, as described in more detail below. The sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters (see “Note 3, Public Offering” and “Note 5, Stockholders’ Equity” to our audited financial statements for the year ended December 31, 2018) so that the initial stockholder will own 20.0% of the Company’s issued and outstanding shares after our initial public offering. As discussed further in “Note 3, Public Offering” and “Note 5, Stockholders’ Equity” to our audited financial statements for the year ended December 31, 2018, on November 27, 2017, the underwriters’ notified the Company that they would not exercise the overallotment option and, as such, the 1,125,000 shares that were subject to forfeiture have been forfeited as of the closing of our initial public offering on November 21, 2017. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

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

Certain Relationships and Related Party Transactions

In October 2016, our sponsor purchased 5,750,000 shares of Class F common stock for an aggregate purchase price of $25,000, or approximately $0.003 per share. On September 18, 2017, we effectuated a 1.5-for-1 stock split in the form of a dividend, resulting in 8,625,000 shares of Class F common stock outstanding and held by our sponsor (up to 1,125,000 of which are subject to forfeiture).

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

Certain members of our sponsor, each an institutional entity unaffiliated with our management team, purchased Units in our initial public offering. Each such investor’s ownership interests in our sponsor is subject to reduction in the event that such investor does not own the number of shares of Class A common stock equal to the number of shares underlying the Units for which such investor purchased following the consummation of our initial business combination. There can be no assurance what amount of equity such entities will retain, if any, upon the consummation of our initial business combination.

In addition, an additional institutional investor unaffiliated with our management team or sponsor entered into an agreement with our sponsor pursuant to which such investor has the option to purchase up to 600,000 founder shares and 1,400,700 private placement warrants from our sponsor, at the cost paid by the sponsor, at any time beginning on the date of the consummation of the business combination and terminating the date thereafter. Such investor purchased Units in our initial public offering. The number of founder shares and private placement warrants that such investor may purchase pursuant to its option will be reduced in the event that such investor does not own the number of shares of Class A common stock equal to the number of shares underlying the Units for which such investor purchased at the time that the investor exercises its option. There can be no assurance as to what amount of equity such investor will retain, if any, upon the consummation of our initial business combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee regularly reviews information on payments made to our officers and directors and a summary of cash disbursements made to our sponsor, officers, directors or our or their affiliates and are provided opportunity to request detail regarding such expenses. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Related Party Policy

Prior to the consummation of our initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

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

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their shares of Class F common stock and any shares of Class A common stock purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any shares of Class A common stock purchased during or after the offering in favor of our initial business combination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the quarterly financial information for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2018 and December 31, 2017 totaled approximately $57,000 and $45,500, respectively. Of these amounts, $31,500 for the year ended December 31, 2017 were in connection with the Company’s initial registration statement. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2018 and December 31, 2017, we did not pay Withum any audit-related fees.

Tax Fees. Fees charged by Withum for tax return services, planning and tax advice for the fiscal years ended December 31, 2018 and December 31, 2017, respectively, were approximately $2,500 and $2,500.

All Other Fees. We did not pay Withum for any other services for the years ended December 31, 2018 and December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee and board of directors were approved by our management. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2019.

LEGACY ACQUISITION CORP.

By:	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Edwin J. Rigaud and William C. Finn, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of Legacy Acquisition Corp., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Edwin J. Rigaud	Chief Executive Officer, Chairman and Director	March 15, 2019
Edwin J. Rigaud	(Principal Executive Officer)

/s/ Daryl T.F. McCall	President, Chief Operating Officer and Director	March 15, 2019
Daryl T.F. McCall

/s/ William C. Finn	Chief Financial Officer	March 15, 2019
William C. Finn	(Principal Financial and Accounting Officer)

/s/ Steven A. Davis	Director	March 15, 2019
Steven A. Davis

/s/ Richard White	Director	March 15, 2019
Richard White

/s/ Andrew Code	Director	March 15, 2019
Andrew Code

/s/ Sengal Selassie	Director	March 15, 2019
Sengal Selassie

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 16, 2017.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 20, 2017.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

3.3	Bylaws of the Company.	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.

4.1	Specimen Unit certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.

4.2	Specimen Class A common stock Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.

4.3	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.

4.4	Warrant Agreement, dated as of November 16, 2017 by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

4.5	See Exhibit 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

4.6	See Exhibit 3.3 for provisions of the Amended and Restated By-Laws, as amended, of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.

10.1	Investment Management Trust Account Agreement, dated as of November 16, 2017, between Continental Stock Transfer & Trust Company and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

10.2	Registration Rights Agreement, dated as of November 16, 2017, by and among the Company and the initial security holders.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

Exhibit No.	Description	Incorporation by Reference

10.3	Letter Agreement, dated as of November 16, 2017. by and between the Company, the initial security holders and the officers and directors of the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

10.4	Amended and Restated Promissory Note, dated October 20, 2017, issued to Legacy Acquisition Sponsor I LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.

10.5	Securities Subscription Agreement, dated October 16, 2016, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.

10.6	Sponsor Warrants Purchase Agreement effective as of October 24, 2017, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.

10.7	Administrative Services Agreement, dated as of November 16, 2017, by and among the Company and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-38296) filed with the Securities and Exchange Commission on March 29, 2018.

10.8	Form of Indemnity Agreement.

Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017

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

LEGACY ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Legacy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows, for the years ended December 31, 2018 and 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by November 21, 2019, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey

March 13, 2019

LEGACY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets –
Cash	$1,180,000	$1,752,000
Prepaid expenses and other assets	53,000	136,000
Total current assets	1,233,000	1,888,000

Non-current assets –
Cash and investments held in Trust Account	304,035,000	300,403,000

Total assets	$305,268,000	$302,291,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$17,000	$186,000
Accrued expenses	365,000	95,000
Accrued franchise and income taxes	225,000	155,000
Total current liabilities	607,000	436,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	11,107,000	10,936,000

Common stock subject to possible redemption; 28,916,141 and 28,635,526 shares, respectively, at December 31, 2018 and 2017 (at approximately $10.00 per share)	289,161,000	286,355,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued at December 31, 2018 and 2017, 1,083,859 and 1,364,474 shares, outstanding (excluding 28,916,141 and 28,635,526 shares, respectively, subject to possible redemption at December 30, 2018 and 2017)	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	2,234,000	5,040,000
Retained earnings (accumulated deficit)	2,765,000	(41,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$305,268,000	$302,291,000

See accompanying notes to financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017

Revenues	$-	$-
General and administrative expenses	1,623,000	154,000
Loss from operations	(1,623,000)	(154,000)

Interest income on Trust Account	5,559,000	403,000
Income before income taxes	3,936,000	249,000

Provision for income taxes	(1,130,000)	(130,000)

Net income	$2,806,000	$119,000

Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	30,000,000	30,000,000

Net income per class A common stock – basic and diluted	$0.10	$0.00

Weighted average class F common shares outstanding	7,500,000	7,500,000

Net (loss) per class F common stock – basic and diluted	$(0.01)	$0.00

See accompanying notes to financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018 and 2017

		Common Stock			Additional	Retained Earnings
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity
Balances, December 31, 2016		$-	8,625,000	$1,000	$24,000	$(160,000)	$(135,000)

Sale of Units to the public in November 2017 at $10.00 per Unit	30,000,000	3,000	-	-	299,997,000	-	300,000,000

Underwriters’ discount and offering expenses	-	-	-	-	(17,379,000)	-	(17,379,000)

Sale of 17,500,000 Private Placement Warrants in November 2017 at $0.50 Per warrant to Sponsor	-	-	-	-	8,750,000	-	8,750,000

Founder shares forfeited	-	-	(1,125,000)	-	-	-

Proceeds subject to possible Redemption	(28,635,526)	(3,000)	-	-	(286,352,000)	-	(286,355,000)

Net income	-	-	-	-	-	119,000	119,000

Balances, December 31, 2017	1,364,474	-	7,500,000	$1,000	5,040,000	(41,000)	5,000,000

Change in Class A common stock subject to possible redemption	(280,615)	-	-	-	(2,806,000)	-	(2,806,000)

Net income	-	-	-	-	-	2,806,000	2,806,000

Balances, December 31, 2018	1,083,859	$-	7,500,000	$1,000	$2,234,000	$2,765,000	$5,000,000

See accompanying notes to financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017

Net income	$2,806,000	$119,000
Costs paid directly to vendors by Sponsor	-	6,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(5,559,000)	(403,000)
Changes in operating assets and liabilities:
Decrease in accounts payable	(169,000)	17,000
Increase in accrued expenses	270,000	95,000
Increase in accrued franchise and income taxes	70,000	155,000
Decrease in prepaid expenses and other current assets	83,000	(12,000)
Net cash used in operating activities	(2,499,000)	(23,000)

Cash flows from investing activities – Cash deposited in Trust Account	-	(300,000,000)

Cash flows from financing activities:
Withdrawal from Trust Account for taxes and working capital	1,927,000	-
Proceeds from sale of note payable to Sponsor	-	283,000
Proceeds from sale of Public Offering Units	-	300,000,000
Proceeds from sale of Private Placement Warrants, net of $474,000 of Sponsor Notes converted to warrants	-	8,276,000
Payment of underwriting discounts	-	(6,000,000)
Payment of offering costs	-	(710,000)
Payment of notes payable to Sponsor	-	(100,000)
Net cash provided by financing activities	1,927,000	301,749,000

Net (decrease) increase in cash	(572,000)	1,726,000
Cash at beginning of year	1,752,000	26,000
Cash at end of year	$1,180,000	$1,752,000

Cash paid for taxes	$1,215,000	$-

Supplemental disclosure of non-cash financing activities:
Notes payable – Sponsor advances paid directly to vendors	$-	$6,000

Deferred offering costs included in accounts payable	$-	$177,000

Notes payable to Sponsor converted to Private Placement Warrants	$-	$474,000

See accompanying notes to financial statements

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

At December 31, 2018, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through December 31, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders holding Class A common stock may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may be released for working capital purposes, or (ii) provide stockholders holding Class A common stock with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and up to $750,000 per year which may have been released for working capital. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its shares of Class A common stock included as part of the units sold in the Public Offering in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Business Combination. In such case, the Company would not proceed with the redemption of such shares of Class A common stock and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its Class A common stock for an amount in cash equal to such stockholder’s pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may have been released to the Company to fund working capital requirements. As a result, such shares of Class A common stock are recorded as temporary equity in the accompanying balance sheets, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 21, 2019.

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

Net Income per Common Share

Net income per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 23,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually subsequent to the Offering date), by the weighted average number of Class A common stock outstanding for the period. Net (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income, less income attributable to Class F Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Net income available to Class A common stockholders:
Interest income	$5,559,000	$403,000
Less: Income and franchise taxes	(1,330,000)	(156,000)
Expenses available to be paid with Interest income available to withdraw from Trust	(1,372,000)	(128,000)
Net income available to Class A common stockholders	$2,857,000	$119,000

Net income available to Class F common stockholders:
Net income	$2,806,000	$119,000
Less: amount attributable to Class A common stockholders	(2,857,000)	(119,000)
Net (loss) allocated to class F common stockholders	$(51,000)	$-

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

Deferred Offering Costs:

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs of approximately $17,379,000 consisted principally of underwriter discounts of $16,500,000 (including $10,500,000 of which payment is deferred) and approximately $887,000 of professional, printing, filing, regulatory and other costs, have been charged to additional paid-in-capital upon completion of the Public Offering.

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

The Company’s current taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the years ended December 31, 2018 and 2017, the Company recorded income tax expense of approximately $1,130,000 and $130,000, respectively, primarily related to interest income earned on the Trust Account, net of franchise taxes. The Company’s effective tax rate for both the years ended December 31, 2018 and 2017 was approximately 29% and 52%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At December 31, 2018 and 2017, the Company has a deferred tax asset of approximately $355,000 and $60,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The amount of the reduction of the deferred tax asset (before write off) resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled was not material.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2018 and 2017, 28,916,141 and 28,635,526, respectively, of the 30,000,000 shares of Class A common stock included as part of the units sold in the Public Offering were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements:

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. The Company anticipates its’s first presentation of the revised presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

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

Related Party Loans and Costs

In 2016, the Company’s Sponsor agreed to loan the Company an aggregate of $485,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to this Public Offering and the Company’s organizational and initial financing activities. This loan was non-interest bearing and, as amended on June 30, 2017, payable on the earlier of December 31, 2017 or the completion of the Public Offering.

The initial drawdown under the Note was on December 31, 2016 for approximately $285,000 representing the amount charged by the Sponsor and its affiliates for services related to the Public Offering and for the Company’s organizational and initial financing activities, plus a $1,000 advance made in October 2016. Such costs included consulting and administrative fees, formation costs, costs of initiating the Public Offering, including professional retentions, as well as travel and other administrative costs. On October 20, 2017, the Note was amended and restated to increase the amount available under the Note by $100,000, from $485,000 to $585,000, and the Company borrowed an additional $100,000, increasing the amount outstanding under the Note from approximately $474,000 to approximately $574,000. In total, during 2017 an additional approximately $289,000 was borrowed under the Note.

Upon the closing of the Public Offering on November 21, 2017, $100,000 of this note was repaid and the remaining approximately $474,000 was converted into Private Placement Warrants as a part of the $8,750,000 paid by the Sponsor for the Private Placement Warrants.

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month ($120,000 annually) for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE in November 2017. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

At December 31, 2018 and 2017, the proceeds of the Trust Account were invested in U.S. government treasury bills. U.S. government treasury bills held at December 31, 2018 matured in February 2019 and yield interest of approximately 2.3%. Upon maturity in February 2019 the proceeds were reinvested in U.S. Treasury Bills maturing in March 2019. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2018 and 2017 balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2018 and 2017 consist of U.S. government treasury bills or money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
			Prices in
	Carrying value at	Gross Unrealized	Active Markets
Description	December 31, 2018	Holding Loss	(Level 1)
Assets:
Cash and money market	$1,000	$-	$1,000
U.S. government treasury bills	304,034,000	(7,000)	304,027,000
total	$304,035,000	$(7,000)	$304,028,000

			Quoted Price
			Prices in
	Carrying value at	Gross Unrealized	Active Markets
Description	December 31, 2017	Holding Gain	(Level 1)
Assets:
U.S. government treasury bills	$300,403,000	$18,000	$300,421,000

During the years ended December 31, 2018 and 2017, the Company withdrew an aggregate of approximately $1,927,000 and $-0- from the Trust Account including approximately $750,000 for working capital and $1,177,000 for payment of federal income and state franchise taxes, including estimated taxes.

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

During September 2017, the Company effected a 1.5 for 1 stock dividend of 2,875,000 Class F shares, resulting in the initial stockholders holding an aggregate of 8,625,000 Founder Shares. The stock dividend also adjusted the shares subject to forfeiture from 750,000 to 1,125,000, to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares represented 20.0% of the Company’s issued and outstanding shares after the Public Offering. Outstanding shares and per share amounts have been retroactively restated for the September 2017 stock dividend for all periods presented. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture are considered as forfeited in the accompanying financial statements as of December 31, 2017. As such at December 31, 2018 and 2017 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (28,916,141 and 28,635,526, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2018 and 2017, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.