Form 10-Q
period 2019-03-31
Legacy Acquisition Corp.
filed 2019-05-09
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-38296

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Warrant to purchase one-half of one share of Class A common stock	LGC.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	LGC	New York Stock Exchange
Warrants, exercisable for one-half of one share of Class A common stock for $5.75 per half share, or $11.50 per whole share	LGC.WS	New York Stock Exchange

As of May 1, 2019, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 30,000,000 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 19,183,212 shares of Class A common stock trade separately.

LEGACY ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets –
Cash	$2,229,000	$1,180,000
Prepaid expenses and other assets	88,000	53,000
Total assets	2,317,000	1,233,000

Non-current assets –
Cash and investments held in Trust Account	304,351,000	304,035,000

Total assets	$306,668,000	$305,268,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$-	$17,000
Accrued expenses	413,000	365,000
Accrued franchise and income taxes	455,000	225,000
Total current liabilities	868,000	607,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	11,368,000	11,107,000

Common stock subject to possible redemption; 29,030,022 and 28,916,141 shares, respectively, at March 31, 2019 and December 31, 2018 (at approximately $10.00 per share)	290,300,000	289,161,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued at March 31, 2019 and December 31, 2018, 969,978 and 1,083,859 shares, outstanding (excluding 29,030,022 and 28,916,141 shares, respectively, subject to possible redemption at March 31, 2019 and December 31, 2018	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	1,095,000	2,234,000
Retained earnings	3,904,000	2,765,000
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$306,668,000	$305,268,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2019	2018

Revenues	$-	$-
General and administrative expenses	262,000	287,000
Loss from operations	(262,000)	(287,000)

Interest income on Trust Account	1,761,000	1,076,000
Income before income taxes	1,499,000	789,000

Provision for income taxes	(360,000)	(215,000)

Net income	$1,139,000	$574,000
Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	30,000,000	30,000,000
Net income per class A common stock – basic and diluted	$0.04	$0.02
Weighted average class F common shares outstanding	7,500,000	7,500,000
Net income (loss) per class F common stock - basic and diluted	$(0.03)	$0.00

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2018

(unaudited)

Three months ended March 31, 2019:

	Common Stock				Additional
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Balances, December 31, 2018	1,083,859	$-	7,500,000	$1,000	2,234,000	2,765,000	5,000,000
Change in Class A common stock subject to possible redemption	(113,881)	-	-	-	(1,139,000)	-	(1,139,000)
Net income	-	-	-	-	-	1,139,000	1,139,000
Balances, March 31, 2019 (unaudited)	969,978	-	7,500,000	$1,000	$1,095,000	$3,904,000	$5,000,000

Three months ended March 31, 2018:

	Common Stock				Additional	(Accumulated Deficit)/
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Balances, December 31, 2017	1,364,474	$-	7,500,000	$1,000	5,040,000	(41,000)	5,000,000
Change in Class A common stock subject to possible redemption	(57,364)	-	-	-	(574,000)	-	(574,000)
Net income	-	-	-	-	-	574,000	574,000
Balances, March 31, 2018 (unaudited)	1,307,110	-	7,500,000	$1,000	$4,466,000	$533,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2019	2018

Net income	$1,139,000	$574,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(1,761,000)	(1,076,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	30,000	(147,000)
Increase in accrued taxes	230,000	240,000
Increase in prepaid expenses and other	(34,000)	(36,000)
Net cash used in operating activities	(396,000)	(446,000)

Cash flows from financing activities -Withdrawal from Trust Account for taxes and working capital	1,445,000	-

Net increase (decrease) in cash	1,049,000	(446,000)
Cash at beginning of period	1,180,000	1,752,000
Cash at end of period	$2,229,000	$1,306,000

Supplemental disclosure of non-cash financing activities:
Cash paid for taxes	$265,000	$-

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

At March 31, 2019, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through March 31, 2019 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Sponsor and Financing:

The Company’s sponsor is Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 16, 2017. The Company intends to finance a Business Combination with the net proceeds from a $300,000,000 public offering (Note 3) and a $8,750,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $300,000,000 is held in the Trust Account with Continental Stock Transfer and Trust Company (the “Trustee”) acting as the trustee (the “Trust Account”) (as discussed below).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes (which amounts have been fully drawn at March 31, 2019), if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Public Offering or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows:

	March 31, 2019	March 31, 2018

Net income available to Class A common stockholders:
Interest income	$1,761,000	$1,076,000
Less: Income and franchise taxes	(410,000)	(265,000)
Expenses available to be paid with Interest income from Trust (up to a Maximum of $750,000 per year)	–	(237,000)
Net income available to Class A common stockholders	$1,351,000	$574,000

Net income available to Class F common stockholders:
Net income	$1,139,000	$574,000
Less: amount attributable to Class A common stockholders	(1,351,000)	(574,000)
Net income available to class F common stockholders	$(212,000)	$-

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering.” Offering costs of approximately $17,379,000 consisted principally of underwriter discounts of $16,500,000 (including $10,500,000 of which payment is deferred) and approximately $887,000 of professional, printing, filing, regulatory and other costs, have been charged to additional paid-in-capital upon completion of the Public Offering.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019 and 2018, the Company recorded income tax expense of $360,000 and $215,000, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was approximately 24% and 28%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At March 31, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $400,000 and $355,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2019 and December 31, 2018, 29,030,022 and 28,916,141, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – PUBLIC OFFERING

On November 21, 2017, the Company closed on the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Under the terms of a warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the initial Business Combination. Each Warrant entitles the holder to purchase one half of one share of Class A common stock at a price of $5.75 ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 30,000,000 public units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

The Company granted the underwriters in the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture which are described in Note 4 were forfeited.

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

The Company’s initial stockholder has agreed not to transfer, assign or sell any of its Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

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

Administrative Service Agreement and Services Agreement

The Company pays and expenses $10,000 a month ($30,000 for each of the three months ended March 31, 2019 and 2018) for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

At March 31, 2019 and December 31, 2018, the proceeds of the Trust Account were invested in U.S. government treasury bills. U.S. government treasury bills held at March 31, 2019 mature in April 2019 and yield interest of approximately 2.3%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2019 and December 31, 2018 balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2019 and December 31, 2018 consist of U.S. government treasury bills or money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	March 31, 2019	Holding Gain	Markets (Level 1)
Assets:
Cash and money market	$1,000	$-	$1,000
U.S. government treasury bills	304,350,000	15,000	304,365,000
total	$304,351,000	$15,000	$304,365,000

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	December 31, 2018	Holding Loss	Markets (Level 1)
Assets:
Cash and money market	$1,000	$-	$1,000
U.S. government treasury bills	304,034,000	(7,000)	304,027,000
Total	$304,035,000	$(7,000)	$304,028,000

The U.S. government treasury bills that matured in April 2019 were reinvested in U.S. government treasury bills maturing in May 2019. During the first quarter ended March 31, 2019, the Company withdrew approximately $1,445,000 from the Trust Account in order to pay 2018 estimated income and franchise taxes (approximately $265,000 paid in January 2019 and approximately $430,000 paid in April 2019) and to release the 2019 $750,000 amount to working capital.

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

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.004 per share. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholder will own 20% of the Company’s issued and outstanding shares after the Public Offering. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture were forfeited. As such at March 31, 2019 and December 31, 2018 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (29,030,720 and 28,916,141, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2019 and December 31, 2018, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and the financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2019.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities for the purpose of entering into a business combination with an operating business, but we have not selected any specific business combination target and we are not able to determine as of the date of this Form 10-Q whether we will complete a business combination with any of such target businesses or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at March 31, 2019 we had $2,229,000 in cash, including approximately $430,000 withdrawn from the Trust Account in March 2019 in order to fund payments of estimated income and franchise taxes accrued which were paid in April 2019. Additionally, cash includes the $750,000 that was withdrawn from the Trust Account in March 2019 for the 2019 release of amounts for working capital. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

In the three months ended March 31, 2019 and 2018 our principal operating expenses included approximately $72,000 and $115,000 for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $50,000 in franchise taxes, approximately $60,000 and $80,000 in consulting and travel costs associated with our search for a business combination candidate and approximately $30,000 and $30,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the three months ended March 31, 2019 and 2018, the Company generated approximately $1,761,000 and $1,076,000 of interest income on the U.S. government treasury bill investments in the Trust Account. The higher interest income in 2019 is largely due to higher interest rates. Such interest income is currently taxable and results in a provision for income taxes of approximately $360,000 and $215,000 in the three months ended March 31, 2019 and 2018 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes.

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to our Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account and we are permitted to draw, and have drawn, $750,000 annually from the Trust Account for working capital.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $887,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, are approximately $301.6 million. Of this amount, $300.0 million was placed in the Trust Account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 was made available to us for working capital and is not held in the Trust Account.

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

As of March 31, 2019, we have available to us approximately $2,229,000 of proceeds held outside the Trust Account including approximately $430,000 withdrawn from the Trust Account in March 2019 in order to fund payments of estimated income and franchise taxes accrued which were paid in April 2019. Additionally, cash includes the $750,000 that was withdrawn from the Trust Account in March 2019 for the 2019 release of amounts for working capital. Any further withdrawals from the Trust Account will be to fund income and franchise tax payments as all permitted working capital amounts have been withdrawn. We believe that such sources of liquidity are adequate to fund our operations until November 2019 when we are required to complete our business combination or cease operations and liquidate. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any capital expenditures during 2019, except as may be incurred in connection with our initial business combination (if any).

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows at March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018

Net income available to Class A common stockholders:
Interest income	$1,761,000	$1,076,000
Less: Income and franchise taxes	(410,000)	(265,000)
Expenses available to be paid with Interest income from Trust (up to a Maximum of $750,000 per year)	-	(237,000)
Net income available to Class A common stockholders	$1,351,000	$574,000

Net income available to Class F common stockholders:
Net income	$1,139,000	$574,000
Less: amount attributable to Class A common stockholders	(1,351,000)	(574,000)
Net income available to class F common stockholders	$(212,000)	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019 and 2018, the Company recorded income tax expense of $360,000 and $215,000, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was approximately 24% and 28%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At March 31, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $400,000 and $355,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2019 and December 31, 2018, 29,030,022 and 28,916,141, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity of $10.10 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

LEGACY ACQUISITION CORP.

Dated: May 9, 2019	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: May 9, 2019	/s/ William C. Finn
Name: William C. Finn
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)