Form 10-Q
period 2019-06-30
Legacy Acquisition Corp.
filed 2019-08-08
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s telephone number, including area code: (513) 618-7161

Not applicable

(Former name or former address, if changed since last report)

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

As of July 31, 2019, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 30,000,000 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 19,977,279 shares of Class A common stock trade separately.

LEGACY ACQUISITION CORP.

Table of Contents

PART I – FINANCIAL INFORMATION

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets –
Cash	$1,385,000	$1,180,000
Prepaid expenses and other assets	86,000	53,000
Total current assets	1,471,000	1,233,000

Non-current assets –
Cash and investments held in Trust Account	305,690,000	304,035,000

Total assets	$307,161,000	$305,268,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$-	$17,000
Accrued expenses	1,000,000	365,000
Accrued franchise and income taxes	20,000	225,000
Total current liabilities	1,020,000	607,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	11,520,000	11,107,000

Common stock subject to possible redemption; 29,064,144 and 28,916,141 shares, respectively, at June 30, 2019 and December 31, 2018 (at approximately $10.00 per share)	290,641,000	289,161,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued at June 30, 2019 and December 31, 2018, 935,856 and 1,083,859 shares, outstanding (excluding 29,064,144 and 28,916,141 shares, respectively, subject to possible redemption at June 30, 2019 and December 31, 2018	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	754,000	2,234,000
Retained earnings	4,245,000	2,765,000
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$307,161,000	$305,268,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
General and administrative expenses	1,094,000	270,000	1,356,000	558,000
Loss from operations	(1,094,000)	(270,000)	(1,356,000)	(558,000)

Interest income on Trust Account	1,805,000	1,279,000	3,566,000	2,355,000
Income before income taxes	711,000	1,009,000	2,210,000	1,797,000

Provision for income taxes	(370,000)	(220,000)	(730,000)	(435,000)

Net income	$341,000	$789,000	$1,480,000	$1,362,000

Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000
Net income per class A common share – basic and diluted	$0.05	$0.03	$0.09	$0.05
Weighted average class F common shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Net income (loss) per class F common share – basic and diluted	$(0.14)	$0.00	$(0.17)	$0.00

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2019 and 2018

(unaudited)

Three and six months ended June 30, 2019:

	Common Stock				Additional
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Balances, December 31, 2018	1,083,859	$-	7,500,000	$1,000	$2,234,000	$2,765,000	$5,000,000
Change in Class A common stock subject to possible redemption	(113,881)	-	-	-	(1,139,000)	-	(1,139,000)
Net income, three months ended March 31, 2019	-	-	-	-	-	1,139,000	1,139,000
Balances, March 31, 2019 (unaudited)	969,978	-	7,500,000	1,000	1,095,000	3,904,000	5,000,000

Change in Class A common stock subject to possible redemption	(34,122)	-	-	-	(341,000)	-	(341,000)
Net income, three months ended June 30, 2019	-	-	-	-	-	341,000	341,000
Balances, June 30, 2019 (unaudited)	935,856	$-	7,500,000	$1,000	$754,000	$4,245,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

For the three and six months ended June 30, 2019 and 2018

(unaudited)

Three and six months ended June 30, 2018:

	Common Stock				Additional	(Accumulated Deficit)/
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Balances, December 31, 2017	1,364,474	$-	7,500,000	$1,000	$5,040,000	$(41,000)	$5,000,000
Change in Class A common stock subject to possible redemption	(57,364)	-	-	-	(574,000)	-	(574,000)
Net income, three months ended March 31, 2018	-	-	-	-	-	574,000	574,000
Balances, March 31, 2018 (unaudited)	1,307,110	-	7,500,000	1,000	4,466,000	533,000	5,000,000

Change in Class A common stock subject to possible redemption	(78,900)	-	-	-	(789,000)	-	(789,000)
Rounding to agree to six months					1,000	(1,000)	-
Net income, three months ended June 30, 2018	-	-	-	-	-	789,000	789,000
Balances, June 30, 2018 (unaudited)	1,228,210	$-	7,500,000	$1,000	$3,678,000	$1,321,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2019	2018

Net income	$1,480,000	$1,362,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(3,566,000)	(2,355,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	618,000	(248,000)
Decrease in accrued franchise and income taxes	(205,000)	(130,000)
(Increase) decrease in prepaid expenses, rounding and other	(32,000)	5,000
Net cash used in operating activities	(1,705,000)	(1,366,000)

Cash flows from investing activities -Withdrawal from Trust Account for taxes and working capital	1,910,000	1,427,000

Net increase in cash	205,000	61,000
Cash at beginning of period	1,180,000	1,752,000
Cash at end of period	$1,385,000	$1,813,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$812,000	$677,000

Change in value of common stock subject to possible redemption	$1,480,000	$1,362,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

Notes to Condensed Financial Statements (unaudited)

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

At June 30, 2019, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through June 30, 2019 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders holding Class A common stock may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital purposes, or (ii) provide stockholders holding Class A common stock with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and up to $750,000 per year which may have been released for working capital. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Business Combination. In such case, the Company would not proceed with the redemption of its public shares of Class A common stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

The Company will only have 24 months from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

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

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows at June 30, 2019:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income available to Class A common stockholders:
Interest income	$1,805,000	1,279,000	$3,566,000	$2,355,000
Less: Income and franchise taxes	(420,000)	(269,000)	(830,000)	(535,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	-	(221,000)	-	(458,000)
Net income available to Class A common stockholders	$1,385,000	$789,000	$2,736,000	$1,362,000

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income available to Class F common stockholders:
Net income	$341,000	$789,000	$1,480,000	$1,362,000
Less: amount attributable to Class A common stockholders	(1,385,000)	(789,000)	(2,736,000)	(1,362,000)
Net income (loss) available to class F common stockholders	$(1,044,000)	$-	$(1,256,000)	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $370,000 and $730,000, respectively, in the three and six months ended June 30, 2019 and $220,000 and $435,000, respectively, in the three and six months ended June 30, 2018, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 52% and 33%, respectively, for the three and six months ended June 30, 2019 and approximately 21% and 24%, respectively, for the three and six months ended June 30, 2018. The Company’s effective tax rate differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At June 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $620,000 and $355,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2019 and December 31, 2018, 29,064,144 and 28,916,141, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity.

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

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month ($30,000 for the three months, and $60,000 for the six months, ended June 30, 2019 and 2018) for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

At June 30, 2019 and December 31, 2018, the proceeds of the Trust Account were invested in U.S. government treasury bills. U.S. government treasury bills held at June 30, 2019 mature in July 2019 and yield interest of approximately 2.4%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying June 30, 2019 and December 31, 2018 condensed balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2019 and December 31, 2018 consist of U.S. government treasury bills or money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
	June 30,	Holding	Markets
Description	2019	Gain	(Level 1)
Assets:
Cash and money market	$1,000	$-	$1,000
U.S. government treasury bills	305,689,000	42,000	305,731,000
Total	$305,690,000	$42,000	$305,732,000

	Carrying value at	Gross Unrealized	Quoted Price Prices in Active
	December 31,	Holding	Markets
Description	2018	Loss	(Level 1)
Assets:
Cash and money market	$1,000	$-	$1,000
U.S. government treasury bills	304,034,000	(7,000)	304,027,000
Total	$304,035,000	$(7,000)	$304,028,000

The U.S. government treasury bills that matured in July 2019 were reinvested in U.S. government treasury bills maturing in August 2019. During the six months ended June 30, 2019, the Company withdrew approximately $1,910,000 from the Trust Account in order to pay 2018 actual and 2019 estimated income taxes (approximately $812,000) and franchise taxes (approximately $348,000) paid in installments in January 2019, April 2019 and May 2019) and to release the 2019 $750,000 allowed for working capital.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock, par value $0.0001, and 10,000,000 shares of Class F common stock, par value $0.00001. Upon completion of the Public Offering, the Company will likely (depending on the terms of the initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.004 per share. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholder will own 20% of the Company’s issued and outstanding shares after the Public Offering. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture were forfeited. As such at June 30, 2019 and December 31, 2018 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (29,064,144 and 28,916,141, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2019 and December 31, 2018, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities for the purpose of entering into a business combination with an operating business, but we are not able to determine as of the date of this Form 10-Q whether we will complete a business combination with any of such target businesses or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at June 30, 2019 we had approximately $1,385,000 in cash, including the $750,000 that was withdrawn from the Trust Account in March 2019 for the 2019 release of amounts for working capital. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

In the three and six months ended June 30, 2019 our principal operating expenses included approximately $95,000 and $190,000 for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $100,000 in franchise taxes, approximately $870,000 and $990,000 in consulting, legal and travel costs associated with our search for a business combination candidate and approximately $30,000 and $60,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the three and six months ended June 30, 2019, the Company generated approximately $1,805,000 and $3,566,000 of interest income on the U.S. government treasury bill investments in the Trust Account. The higher interest income in 2019 is largely due to higher interest rates. Such interest income is currently taxable and results in a provision for income taxes of approximately $370,000 and $730,000 in the three and six months ended June 30, 2019 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes and for permitted withdrawals for working capital.

In the three and six months ended June 30, 2018 our principal operating expenses included approximately $85,000 and $196,000, respectively, for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $100,000, respectively, in franchise taxes, approximately $84,000 and $162,000, respectively, in consulting and travel costs associated with our search for a business combination candidate and approximately $30,000 and $60,000, respectively, ($10,000 per month) in administrative fees to our Sponsor. Further, during the three and six months ended June 30, 2018, the Company generated approximately $1,279,000 and $2,355,000, respectively, of interest income on the U.S. government treasury bill investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $220,000 and $435,000, respectively in the three and six months ended June 30, 2018 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes.

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to our Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account and we are permitted to draw $750,000 annually from the Trust Account for working capital, which amounts have been fully drawn and included in our current cash balances.

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

As of June 30, 2019, we have available to us approximately $1,385,000 of proceeds held outside the Trust Account including the $750,000 that was withdrawn from the Trust Account for the 2019 release of amounts for working capital. Any further withdrawals from the Trust Account will be to fund income and franchise tax payments as all permitted working capital amounts have been withdrawn. We believe that such sources of liquidity are adequate to fund our operations until November 2019 when we are required to complete our business combination or cease operations and liquidate. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any material capital expenditures during 2019, except as may be incurred in connection with our initial business combination (if any).

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to our Sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Assuming that we complete our initial business combination within the 24 month period subsequent to our Public Offering, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Unless and until we complete an initial business combination, we expect our primary liquidity requirements during the 24 month period subsequent to our Public Offering to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses. There can be no assurances that we will complete our initial business combination within the 24 month period subsequent to our Public Offering, which could materially and adversely affect our liquidity requirements and working capital needs.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business during the 24 month period subsequent to our Public Offering. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income available to Class A common stockholders:
Interest income	$1,805,000	$1,279,000	$3,566,000	$2,355,000
Less: Income and franchise taxes	(420,000)	(269,000)	(830,000)	(535,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	-	(221,000)	-	(458,000)
Net income available to Class A common stockholders	$1,385,000	$789,000	$2,736,000	$1,362,000

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income available to Class F common stockholders:
Net income	$341,000	$789,000	$1,480,000	$1,362,000
Less: amount attributable to Class A common stockholders	(1,385,000)	(789,000)	(2,736,000)	(1,362,000)
Net income (loss) available to class F common stockholders	$(1,044,000)	$-	$(1,256,000)	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $370,000 and $730,000, respectively, in the three and six months ended June 30, 2019 and $220,000 and $435,000, respectively, in the three and six months ended June 30, 2018, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 52% and 33%, respectively, for the three and six months ended June 30, 2019 and approximately 21% and 24%, respectively, for the three and six months ended June 30, 2018. The Company’s effective tax rate differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At June 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $600,000 and $355,000, respectively. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2019 and December 31, 2018, 29,064,144 and 28,916,141, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity at approximately $10.00 per share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting, the Company’s management utilizes the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework

PART II — OTHER INFORMATION

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

LEGACY ACQUISITION CORP.

Dated: August 7, 2019	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 7, 2019	/s/ William C. Finn
Name: William C. Finn Title: Chief Financial Officer (Principal Financial and Accounting Officer)