Form 10-Q
period 2019-09-30
Legacy Acquisition Corp.
filed 2019-11-12
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 29,305,180 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 28,311,459 shares of Class A common stock trade separately.

LEGACY ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets –
Cash	$740,000	$1,180,000
Prepaid expenses and other assets	107,000	53,000
Total current assets	847,000	1,233,000

Non-current assets –
Cash and investments held in Trust Account	306,852,000	304,035,000

Total assets	$307,699,000	$305,268,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$-	$17,000
Accrued expenses	1,475,000	365,000
Accrued franchise and income taxes	30,000	225,000
Total current liabilities	1,505,000	607,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	12,005,000	11,107,000

Common stock subject to possible redemption; 29,069,433 and 28,916,141 shares, respectively, at September 30, 2019 and December 31, 2018 (at approximately $10.00 per share)	290,694,000	289,161,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued at September 30, 2019 and December 31, 2018, 930,567 and 1,083,859 shares, outstanding (excluding 29,069,433 and 28,916,141 shares, respectively, subject to possible redemption at September 30, 2019 and December 31, 2018)	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	701,000	2,234,000
Retained earnings	4,298,000	2,765,000
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$307,699,000	$305,268,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
General and administrative expenses	1,210,000	211,000	2,566,000	769,000
Loss from operations	(1,210,000)	(211,000)	(2,566,000)	(769,000)

Interest income on Trust Account	1,588,000	1,522,000	5,154,000	3,878,000
Income before income taxes	378,000	1,311,000	2,588,000	3,109,000

Provision for income taxes	(325,000)	(330,000)	(1,055,000)	(765,000)

Net income	$53,000	$981,000	$1,533,000	$2,344,000

Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

Net income per class A common share – basic and diluted	$0.04	$0.03	$0.13	$0.08

Weighted average class F common shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

Net income (loss) per class F common share – basic and diluted	$(0.15)	$0.00	$(0.32)	$0.00

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

Three and nine months ended September 30, 2019:

		Common Stock
	Class A Shares	Amount	Class F Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
Three months ended September 30, 2019:
Balances, June 30, 2019 (unaudited)	935,856	-	7,500,000	1,000	754,000	4,245,000	5,000,000
Change in Class A common stock subject to possible redemption	(5,289)	-	-	-	(53,000)	-	(53,000)
Net income, three months ended September 30, 2019	-	-	-	-	-	53,000	53,000
Balances, September 30, 2019 (unaudited)	930,567	$-	7,500,000	$1,000	$701,000	$4,298,000	$5,000,000

Nine months ended September 30, 2019:
Balances, December 31, 2018	1,083,859	$-	7,500,000	$1,000	$2,234,000	$2,765,000	$5,000,000
Change in Class A common stock subject to possible redemption	(153,392)	-	-	-	(1,533,000)	-	(1,533,000)
Net income, six months ended June 30, 2019	-	-	-	-	-	1,533,000	1,533,000
Balances, September 30, 2019 (unaudited)	930,567	$-	7,500,000	$1,000	$701,000	$4,298,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

Three and nine months ended September 30, 2018:

		Common Stock
	Class A Shares	Amount	Class F Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Stockholders’ Equity
Three months ended September 30, 2018:
Balances, June 30, 2018 (unaudited)	1,228,210	-	7,500,000	1,000	3,678,000	1,321,000	5,000,000
Change in Class A common stock subject to possible redemption	(98,143)	-	-	-	(982,000)	-	(982,000)
Net income, three months ended September 30, 2018	-	-	-	-	-	982,000	982,000
Balances, September 30, 2018 (unaudited)	1,130,067	$-	7,500,000	$1,000	$2,696,000	$2,303,000	$5,000,000

Nine months ended September 30, 2018:
Balances, December 31, 2017	1,364,474	$-	7,500,000	$1,000	$5,040,000	$(41,000)	$5,000,000
Change in Class A common stock subject to possible redemption	(234,407)	-	-	-	(2,234,000)	-	(2,344,000)
Net income, nine months ended September 30, 2018	-	-	-	-	-	2,344,000	2,344,000
Balances, September 30, 2018 (unaudited)	1,130,067	$-	7,500,000	$1,000	$2,696,000	$2,303,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2019	2018

Net income	$1,533,000	$2,344,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(5,154,000)	(3,878,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	1,093,000	(248,000)
Decrease in accrued franchise and income taxes	(195,000)	(5,000)
(Increase) decrease in prepaid expenses, rounding and other	(52,000)	45,000
Net cash used in operating activities	(2,775,000)	(1,742,000)

Cash flows from investing activities -Withdrawal from Trust Account for taxes and working capital	2,335,000	1,427,000

Net decrease in cash	(440,000)	(315,000)
Cash at beginning of period	1,180,000	1,752,000
Cash at end of period	$740,000	$1,437,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$1,197,000	$880,000

Change in value of common stock subject to possible redemption	$1,533,000	$2,344,000

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

At September 30, 2019, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through September 30, 2019 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Sponsor and Financing:

The Company’s sponsor is Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 16, 2017. The Company intends to finance a Business Combination with the net proceeds from a $300,000,000 public offering (Note 4) and a $8,750,000 private placement (Note 5). Upon the closing of the Public Offering and the private placement, $300,000,000 is held in the Trust Account with Continental Stock Transfer and Trust Company (the “Trustee”) acting as the trustee (the “Trust Account”) (as discussed below).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Public Offering or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement discussed in Note 2.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination within 24 months from the closing of the Public Offering, if at all (as further discussed in Note 2).

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

The Company will only have 24 months from the closing date of the Public Offering to complete its initial Business Combination. As discussed further in Note 2 below, on October 22, 2019, the shareholders of the Company approved the extension of time to complete the business combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter by up to four additional 30-day periods. If the Company does not complete a Business Combination within this extended period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. See, however, below Note 2. Share Exchange Agreement and Extension Agreement which extends the date to complete a business combination beyond November 21, 2019 as well as other matters.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter up to four additional 30-day periods, as extended (as discussed in Note 2).

NOTE 2 – SHARE EXCHANGE AGREEMENT FOR BUSINESS COMBINATION AND EXTENSION AGREEMENT

On August 23, 2019, the Company entered into the Share Exchange Agreement (the “Share Exchange Agreement”) with Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group (“Blue Valor” or the “Seller”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, the Company will, among other things, purchase from the Seller all of the outstanding shares of stock of a wholly-owned holding company organized in the Cayman Islands, Blue Impact (Cayman) Limitedthat, at the closing, will hold the Blue Impact group business, a digital-first, intelligent and integrated global advertising and marketing services company (the “Blue Impact” business). Upon the closing of the business combination, the Company will change its name to Blue Impact Inc.

For more information about the transactions contemplated by the Share Exchange Agreement, please see the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019.

Pursuant to the Share Exchange Agreement, at the closing, the Seller will receive 30 million shares of Class A common stock of the Company, subject to adjustment as set forth below (the “Closing Shares”), and Legacy expects to (a) assume $40 million of net debt related to the Blue Impact business, (b) assume $48 million of deferred acquisition purchase price obligations, and (c) pay $90 million to purchase or redeem certain minority interests of one of the Blue Impact businesses (“Madhouse”).

 The Closing Shares will be subject to adjustment following closing based on the extent to which, as of the closing date, (a) the net debt of the Blue Impact business, (b) the deferred acquisition purchase price obligations for the Blue Impact business (excluding Madhouse) and (c) the amount of the purchase price for the minority interests of Madhouse, are each finally determined to be greater or less than the targets for such amounts specified in the Share Exchange Agreement. The determinations as of the closing date of the foregoing amounts will be mutually agreed to by the Seller and a committee of independent directors of the Company with any disagreements being resolved by a nationally recognized independent public accounting firm jointly selected by the Seller and the Company.

Pursuant to an “earn-out” for Madhouse, up to $222 million may be payable after the 2022 audit is complete in the form of an incentive-based earn-out tied to average profit growth of the Madhouse business over the three-year period ending December 31, 2022. The earn-out will be payable at the Company’s option in cash, stock or a combination thereof if Company’s common stock share price at the time of payment is greater than $10 per share. If not, then dependent upon the Company’s then-available cash, the earn-out will be payable in cash or subordinated notes. The Seller has partially and irrevocably assigned a portion of any earn-out payment to fund a long-term incentive plan to be established for the benefit of designated individuals employed or associated with the group company business.

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provides that the Company has until November 21, 2019 to complete a business combination; however, the Company currently believes that there may not be sufficient time before November 21, 2019 to consummate the Business Combination. In order to provide the Company additional time to complete the Business Combination, subsequent to September 30, 2019 on October 22, 2019 the Company’s shareholders approved an Extension Agreement (the “Extension Agreement”) in order to extend the deadline to complete the Business Combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter by up to four additional 30-day periods. While the purpose of the Extension Amendment is to allow the Company more time to complete the proposed Business Combination, if the Business Combination is terminated the Company may seek to use the Extension to complete an alternative business combination. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement.

Subsequent to September 30, 2019, on October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller. Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash Contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial Extension through December 21, 2019, which equaled an aggregate amount of approximately $879,000.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to Legacy the amount of the Contributions to be made by Legacy in connection with the initial Extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial business combination other than the Business Combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The aggregate principal amount of approximately $979,000 under the Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date.

The Seller Loans will be forgiven by the Seller if the closing of the Business Combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of the Business Combination.

Should the Company elect and/or the Seller request that the Company extend the date (which initially will be extended to December 21, 2019) by which the Company has to consummate the Business Combination (or, if the Business Combination is terminated, an alternative business combination) to January 21, 2020 or thereafter for up to four additional 30-day periods ending on the Extended Date, the Company will publicly announce the Company’s decision no later than the close of business on the last day of the then-current Extension period. In addition, the Company will make additional Contributions of $0.03 per outstanding public share for each period of the Extension by Legacy at its option and/or at the Seller’s request up to five times, initially to January 21, 2020 and thereafter by up to four additional 30-day periods. As a result, the Seller will make Contributions of an aggregate of approximately $879,000 to the Trust Account within two business days prior to the beginning of each Extension. If, however, the Seller does not request that we extend to January 21, 2020 or any additional 30-day period thereafter and the Company also determines not to extend or our board of directors otherwise determines that the Company will not be able to consummate an initial business combination by the Extended Date and does not wish to have an additional Extension, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as well as the Current Report on Form 8-K filed on August 27, 2019 and the Definitive Proxy Statement filed on September 30, 2019.

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

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows at September 30, 2019:

	Three months ended		Nine months ended
	September 30,		September 30
	2019	2018	2019	2018

Net income available to Class A common stockholders:
Interest income	$1,588,000	1,522,000	$5,154,000	$3,878,000
Less: Income and franchise taxes	(375,000)	(380,000)	(1,205,000)	(915,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	-	(161,000)	-	(619,000)
Net income available to Class A common stockholders	$1,213,000	$981,000	$3,949,000	$2,344,000

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income available to Class F common stockholders:
Net income	$53,000	$981,000	$1,533,000	$2,344,000
Less: amount attributable to Class A common stockholders	(1,213,000)	(981,000)	(3,949,000)	(2,344,000)
Net income (loss) available to class F common stockholders	$(1,160,000)	$-	$(2,416,000)	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $325,000 and $1,055,000, respectively, in the three and nine months ended September 30, 2019 and $330,000 and $765,000, respectively, in the three and nine months ended September 30, 2018, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 86% and 41%, respectively, for the three and nine months ended September 30, 2019 and approximately 25% for each of the three and nine months ended September 30, 2018. The Company’s effective tax rate differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At September 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $850,000 and $355,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 30,000,000 common shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2019 and December 31, 2018, 29,069,433 and 28,916,141, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 – PUBLIC OFFERING

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

The Company granted the underwriters in the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture which are described in Note 5 were forfeited.

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

See Notes 2 and 6 regarding shares redeemed at October 22, 2019 in connection with the Extension Agreement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share (see Note 7). The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below and subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters (see Notes 5 and 7) so that the initial stockholder would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. As discussed further in Notes 5 and 7, on November 27, 2017, the underwriters’ notified the Company that they would not exercise the overallotment option and, as such, the 1,125,000 shares that were subject to forfeiture were forfeited as of the closing of the Public Offering on November 21, 2017. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

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

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month ($30,000 for the three months, and $90,000 for the nine months, ended September 30, 2019 and 2018) for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

NOTE 6 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At September 30, 2019 and December 31, 2018, the proceeds of the Trust Account were invested in U.S. government treasury bills. U.S. government treasury bills held at September 30, 2019 mature in October 2019 and yield interest of approximately 1.8%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying September 30, 2019 and December 31, 2018 condensed balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2019 and December 31, 2018 consist of U.S. government treasury bills or money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	September 30, 2019	Holding Gain	Markets (Level 1)
Assets:
Cash and money market	$1,000	$-	$1,000
U.S. government treasury bills	306,851,000	80,000	306,931,000
Total	$306,852,000	$80,000	$306,932,000

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	December 31, 2018	Holding Loss	Markets (Level 1)
Assets:
Cash and money market	$1,000	$-	$1,000
U.S. government treasury bills	304,034,000	(7,000)	304,027,000
Total	$304,035,000	$(7,000)	$304,028,000

The U.S. government treasury bills that matured in July 2019 were reinvested in U.S. government treasury bills maturing in August 2019. During the nine months ended September 30, 2019, the Company withdrew approximately $2,335,000 from the Trust Account in order to pay 2018 actual and 2019 estimated income taxes (approximately $1,197,000) and franchise taxes (approximately $380,000) paid in installments in January 2019, April 2019, May 2019 and September 2019) and to release the 2019 $750,000 allowed for working capital. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement.

Subsequent to September 30, 2019 on October 22, 2019, in connection with the Extension Amendment, stockholders elected to redeem 694,820 public shares of the Company’s Class A common stock at approximately $10.23 per share resulting in a distribution from the Trust Account of approximately $7,108,000. As a result, 29,305,180 public shares remain issued and outstanding following such redemptions. Also see Note 2 for further details and for information regarding payments made into the Trust Account in connection with the Extension Amendment.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.004 per share. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholder will own 20% of the Company’s issued and outstanding shares after the Public Offering. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture were forfeited. As such at September 30, 2019 and December 31, 2018 there were 7,500,000 shares of Class F common stock issued and outstanding and 30,000,000 shares of Class A common stock outstanding (29,069,433 and 28,916,141, respectively, of which are classified outside of equity as redeemable common stock).

Subsequent to September 30, 2019 on October 22, 2019, in connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”). The shares were redeemed at $10.23 per share, the per share value of the Trust Account at that date resulting in a distribution from the Trust Account of approximately $7,108,000. As a result, 29,305,180 public shares remain issued and outstanding following such redemptions. Also see Note 2 regarding payments made into the Trust Account in connection with the Extension Amendment.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2019 and December 31, 2018, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

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

As indicated in the accompanying financial statements, at September 30, 2019 we had approximately $740,000 in cash, including the $750,000 that was withdrawn from the Trust Account in March 2019 for the 2019 release of amounts for working capital. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Agreement for Business Combination and Extension Agreement

On August 23, 2019, the Company entered into the Share Exchange Agreement with Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group (“Blue Valor” or the “Seller”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, the Company will, among other things, purchase from the Seller all of the outstanding shares of stock of a wholly-owned holding company organized in the Cayman Islands, Blue Impact (Cayman) Limited, which we refer to as “Blue Impact Target,” that, at the closing, will hold the Blue Impact group business, a digital-first, intelligent and integrated global advertising and marketing services company (the “Blue Impact” business). Upon the closing of the business combination, the Company will change its name to Blue Impact Inc.

Pursuant to the Share Exchange Agreement, at the closing, the Seller will receive 30 million shares of Class A common stock of the Company, subject to adjustment as set forth below (the “Closing Shares”), and Legacy expects to (a) assume $40 million of net debt related to the Blue Impact business, (b) assume $48 million of deferred acquisition purchase price obligations, and (c) pay $90 million to purchase or redeem certain minority interests of Madhouse.

The Closing Shares will be subject to adjustment following closing based on the extent to which, as of the closing date, (a) the net debt of the Blue Impact business, (b) the deferred acquisition purchase price obligations for the Blue Impact business (excluding Madhouse) and (c) the amount of the purchase price for the minority interests of Madhouse, are each finally determined to be greater or less than the targets for such amounts specified in the Share Exchange Agreement. The determinations as of the closing date of the foregoing amounts will be mutually agreed to by the Seller and a committee of independent directors of the Company with any disagreements being resolved by a nationally recognized independent public accounting firm jointly selected by the Seller and the Company.

Pursuant to an “earn-out” for Madhouse, up to $222 million may be payable after the 2022 audit is complete in the form of an incentive-based earn-out tied to average profit growth of the Madhouse business over the three-year period ending December 31, 2022. The earn-out will be payable at the Company’s option in cash, stock or a combination thereof if Company’s common stock share price at the time of payment is greater than $10 per share. If not, then dependent upon the Company’s then-available cash, the earn-out will be payable in cash or subordinated notes. The Seller has partially and irrevocably assigned a portion of any earn-out payment to fund a long-term incentive plan to be established for the benefit of designated individuals employed or associated with the group company business.

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provides that the Company has until November 21, 2019 to complete a business combination; however, the Company currently believes that there may not be sufficient time before November 21, 2019 to consummate the Business Combination. In order to provide the Company additional time to complete the Business Combination, subsequent to September 30, 2019 on October 22, 2019 the Company’s shareholders approved an Extension Agreement (the “Extension Amendment”) to extend the deadline to complete the Business Combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter by up to four additional 30-day periods. While the purpose of the Extension Amendment is to allow the Company more time to complete the proposed Business Combination, if the Business Combination is terminated, the Company may seek to use the Extension to complete an alternative business combination.

Subsequent to September 30, 2019, on October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller. Borrowings under the Seller Note will bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash Contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial Extension through December 21, 2019, which equaled an aggregate amount of approximately $879,000.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to Legacy the amount of the Contributions to be made by Legacy in connection with the initial Extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial business combination other than the Business Combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The aggregate principal amount of approximately $979,000 under the Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date.

The Seller Loans will be forgiven by the Seller if the closing of the Business Combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of the Business Combination.

Should we elect and/or the Seller request that we extend the date (which initially will be extended to December 21, 2019) by which we have to consummate the Business Combination (or, if the Business Combination is terminated, an alternative business combination) to January 21, 2020 or thereafter for up to four additional 30-day periods ending on the Extended Date, we will publicly announce our decision no later than the close of business on the last day of the then-current Extension period. In addition, Legacy will make additional Contributions of $0.03 per outstanding public share for each period of the Extension by Legacy at its option and/or at the Seller’s request up to five times, initially to January 21, 2020 and thereafter by up to four additional 30-day periods. As a result, the Seller will make Contributions of an aggregate of approximately $879,000 to the Trust Account within two business days prior to the beginning of each Extension. If, however, the Seller does not request that we extend to January 21, 2020 or any additional 30-day period thereafter and we also determine not to extend or our board of directors otherwise determines that we will not be able to consummate an initial business combination by the Extended Date and does not wish to have an additional Extension, our board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our primary activities since inception have been organizational activities and those necessary to prepare for our initial public offering which was consummated on November 21, 2017. Since that time, our activities have also included the activities in our search for a business combination and our negotiation and entry into the Share Exchange Agreement and our performance of our obligations thereunder.

In the three and nine months ended September 30, 2019 our principal operating expenses included approximately $65,000 and $255,000 for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $150,000 in franchise taxes, approximately $1,100,000 and $2,100,000 in consulting, legal and travel costs associated with our search for a business combination candidate and approximately $30,000 and $90,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the three and nine months ended September 30, 2019, the Company generated approximately $1,588,000 and $5,154,000 of interest income on the U.S. government treasury bill investments in the Trust Account. The higher interest income in 2019 is largely due to higher interest rates. Such interest income is currently taxable and results in a provision for income taxes of approximately $325,000 and $1,055,000 in the three and nine months ended September 30, 2019 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes and for permitted withdrawals for working capital.

In the three and nine months ended September 30, 2018 our principal operating expenses included approximately $211,000 and $768,000, respectively, for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $100,000, respectively, in franchise taxes, approximately $135,000 and $219,000, respectively, in consulting and travel costs associated with our search for a business combination candidate and approximately $30,000 and $90,000, respectively, ($10,000 per month) in administrative fees to our Sponsor. Further, during the three and nine months ended September 30, 2018, the Company generated approximately $1,522,000 and $3,878,000, respectively, of interest income on the U.S. government treasury bill investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $330,000 and $765,000, respectively in the three and nine months ended September 30, 2018 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes.

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to our Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account and we are permitted to draw $750,000 annually from the Trust Account for working capital, which amounts for 2018 and 2019 have been fully drawn and included in our current cash balances. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any, and up to $750,000 to fund working capital requirements (all of which has been drawn from the Trust at September 30, 2019) annually. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2019, we have available to us approximately $740,000 of proceeds held outside the Trust Account. We may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement.

See Overview, Agreement for Business Combination and Exchange Agreement above for a discussion of the Share Exchange Agreement and the Extension Agreement.

Subsequent to September 30, 2019, on October 23, 2019, the Company issued the Seller Note for the aggregate principal amount of approximately $979,000, to the Seller. Borrowings under the Seller Note will bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 of the public shares, and approximately 29,305,000 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash Contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial Extension through December 21, 2019, which equaled an aggregate amount of approximately $879,000.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to Legacy the amount of the Contributions to be made by Legacy in connection with the initial Extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial business combination other than the Business Combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The aggregate principal amount of approximately $979,000 under the Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date.

The Seller Loans will be forgiven by the Seller if the closing of the Business Combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of the Business Combination.

Should we elect and/or the Seller request that we extend the date (which initially will be extended to December 21, 2019) by which we have to consummate the Business Combination (or, if the Business Combination is terminated, an alternative business combination) to January 21, 2020 or thereafter for up to four additional 30-day periods ending on the Extended Date, we will publicly announce our decision no later than the close of business on the last day of the then-current Extension period. In addition, Legacy will make additional Contributions of $0.03 per outstanding public share for each period of the Extension by Legacy at its option and/or at the Seller’s request up to five times, initially to January 21, 2020 and thereafter by up to four additional 30-day periods. As a result, the Seller will make Contributions of an aggregate of approximately $879,000 to the Trust Account within two business days prior to the beginning of each Extension. If, however, the Seller does not request that we extend to January 21, 2020 or any additional 30-day period thereafter and we also determine not to extend or our board of directors otherwise determines that we will not be able to consummate an initial business combination by the Extended Date and does not wish to have an additional Extension, our board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

We believe the Company’s sources of liquidity, including our $740,000 cash position at September 30, 2019, together with the agreement for Seller Loans in the Share Exchange Agreement, are adequate to fund our operations until December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2019 and thereafter by up to four additional 30-day periods when we are required to complete our business combination or cease operations and liquidate. In addition, the Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement. We will use these funds primarily to perform business due diligence on the prospective Business Combination target business, review corporate documents and material agreements of prospective target business, structure, negotiate and complete the Business Combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any material capital expenditures during 2019, except as may be incurred in connection with our initial business combination (if any).

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

Unless and until we complete an initial business combination, we expect our primary liquidity requirements will include legal, accounting, due diligence, travel and other expenses associated with completing the Business Combination or structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses. There can be no assurances that we will complete our initial business combination within the 24 month period subsequent to our Public Offering, which could materially and adversely affect our liquidity requirements and working capital needs.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter by up to four additional 30-day periods.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30
	2019	2018	2019	2018

Net income available to Class A common stockholders:
Interest income	$1,588,000	1,522,000	$5,154,000	$3,878,000
Less: Income and franchise taxes	(375,000)	(380,000)	(1,205,000)	(915,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	-	(161,000)	-	(619,000)
Net income available to Class A common stockholders	$1,213,000	$981,000	$3,949,000	$2,344,000

	Three months ended		Nine months ended
	September 30,		September 30
	2019	2018	2019	2018

Net income available to Class F common stockholders:
Net income	$53,000	$981,000	$1,533,000	$2,344,000
Less: amount attributable to Class A common stockholders	(1,213,000)	(981,000)	(3,949,000)	(2,344,000)
Net income (loss) available to class F common stockholders	$(1,160,000)	$-	$(2,416,000)	$-

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

Deferred Offering Costs:

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – ”Expenses of Offering”. Offering costs of approximately $17,387,000 consisted principally of underwriter discounts of $16,500,000 (including $10,500,000 of which payment is deferred) and approximately $887,000 of professional, printing, filing, regulatory and other costs, have been charged to additional paid-in-capital upon completion of the public offering.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $325,000 and $1,055,000, respectively, in the three and nine months ended September 30, 2019 and $330,000 and $765,000, respectively, in the three and nine months ended September 30, 2018, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 86% and 41%, respectively, for the three and nine months ended September 30, 2019 and approximately 25%, for each of the three and nine months ended September 30, 2018. The Company’s effective tax rate differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At September 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $850,000 and $355,000, respectively. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2019 and December 31, 2018, 29,069,433 and 28,916,141, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity at approximately $10.00 per share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of August 23, 2019, by and between Legacy and Blue Valor Limited*(1)
2.2	First Amendment to Share Exchange Agreement dated as of September 27, 2019, by and between Legacy and Blue Valor Limited.(2)
3.1	Articles of Amendment to Amended and Restated Certificate of Incorporation.(3)
10.1	Amendment No.1 to Investment Management Trust Agreement dated October 22, 2019 by and between Legacy Acquisition Corp.., a Delaware corporation, and Continental Stock Transfer and Trust Company, a New York corporation.(3)
10.2	Promissory Note dated as of October 23, 2019 issued by Legacy Acquisition Corp. to Blue Valor Limited.(4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Legacy has omitted schedules and similar attachments to the Share Exchange Agreement pursuant to Item 601(a)(5) of Regulation S-K.
**	Furnished herewith

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report filed on August 27, 2019.
(2)	Incorporated by reference to Exhibit 2.1 to the Current Report filed on October 8, 2019.
(3)	Incorporated by reference to Exhibit 3.1 to the Current Report filed on October 23, 2019.
(4)	Incorporated by reference to Exhibit 10.1 to the Current Report filed on October 29, 2019.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY ACQUISITION CORP.

Dated: November 12, 2019	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: November 12, 2019	/s/ William C. Finn
Name: William C. Finn
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)