Form 10-K
period 2019-12-31
Legacy Acquisition Corp.
filed 2020-02-27
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number ___________

Legacy Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-3674868
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1308 Race Street, Suite 200 Cincinnati, Ohio	45202
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code (513) 618-7161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Warrant to purchase one-half of one share of Class A common stock	LGC U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	LGC	New York Stock Exchange
Warrants, exercisable for one-half of one share of Class A common stock for $5.75 per half share, or $11.50 per whole share	LGC WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $303,000,000 (based on the closing price of the registrant’s Class A common stock on that date as reported on the New York Stock Exchange).

At February 14, 2020, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 29,305,180 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 29,269,398 shares of Class A common stock trade separately.

i

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2019 (this “Form 10-K”), references to:

●	“Advisory Council” are to members of the Legacy Team with a combination of expertise within the consumer and retail industry and executive leadership experience at the highest levels of Fortune 500 corporate organizations that (i) assisted Legacy in sourcing potential business combination targets, provided professional insights in assessing potential business combination targets and (iii) upon request, provided professional insights in the businesses that we looked to acquire. The members of our Advisory Council did not have any obligation to provide advice or services, perform board or committee functions, and were not subject to the fiduciary requirements to which members of the board of directors are subject;

●	“Blue Impact” are to Legacy Acquisition Corp. after giving effect to the business combination;

●	“Blue Impact business” are to the business conducted by Vision 7, Madhouse, We Are Social, Indigo Social, LLC (which is at times included with We Are Social for purposes of disclosure in this proxy statement), Metta and Fuseproject family of agencies, comprising a digital-first, intelligent and integrated, global advertising & marketing services group;

●	“Blue Impact Warrant Tender Offer” is the agreement under the Share Exchange Agreement between Seller and Legacy that after the Closing the Seller and Legacy (through its director nominees) shall pursue the possibility of effecting a tender offer, pursuant to Regulation M-A under the Securities Exchange Act of 1934, for all outstanding warrants of Blue Impact (which prior to the Closing were Legacy Warrants), and, if such Blue Impact Warrant Tender Offer would benefit all of Blue Impact’s stockholders, the Legacy director nominees and the Seller will determine whether to recommend that the Blue Impact board of directors commence such Blue Impact Warrant Tender Offer, provided, that the parties acknowledge and agree that Blue Impact’s board of directors shall, in its sole discretion, determine whether to pursue such Blue Impact Warrant Tender Offer and its terms;

●	“business combination” are to the transactions contemplated by the Share Exchange Agreement pursuant to which Legacy will purchase from the Seller all of the issued and outstanding shares of a wholly owned subsidiary of Seller organized in the Cayman Islands (which we refer to as “Blue Impact Target”) that, at Closing and following the Reorganization (as defined and described in the proxy statement) will hold the Blue Impact business;

●	“Class A common stock” are to shares of Class A common stock, par value $0.0001 per share, of Legacy;

●	“Class F common stock” are to shares of Class F common stock, par value $0.0001 per share, of Legacy;

●	“common stock” are to our Class A common stock and our Class F common stock;

●	“Extension Amendment” are to the amendment to Legacy’s Charter approved by Legacy’s stockholders at a special meeting held on October 22, 2019 extending the date by which Legacy has to complete a business combination from November 21, 2019 to December 21, 2019 (subject to up to five extensions, initially to January 21, 2020 and thereafter by up to four additional 30-day periods ending on May 20, 2020) (the initial extension to December 21, 2019 and any subsequent 30-day periods, the “Outside Extended Date”). In connection with the approval and implementation of the Extension Amendment, Legacy made a cash contribution (“Contribution”) to the Trust Account in an amount equal to $0.03 for each share of Class A common stock issued in the IPO (the “public shares”) that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019 and thereafter will make a Contribution for each period of the extension by Legacy at its option and/or at the Seller’s request up to five times, initially to January 21, 2020 and thereafter by up to four additional 30-day periods. Under the terms of the Share Exchange Agreement, the Seller has agreed to lend (each, a “Seller Loan”) to Legacy the amount of the Contributions to be made by Legacy in connection with the initial Extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller shall not be required to make any loan to Legacy with respect to any extension for the purpose of consummating an initial business combination other than the business combination pursuant to the Share Exchange Agreement. In addition, the Seller has agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination or May 20, 2020 provided that the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all extensions through May 20, 2020. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans will be forgiven by the Seller if the Closing does not occur and the trust account liquidates, except to the extent of any funds that are available to Legacy (i) after such liquidation in accordance with the Trust Agreement, or (ii) from any other source;

●	“founder shares” are to shares of our Class F common stock initially purchased by our sponsor in a private placement prior to our initial public offering, after giving effect to a 1.5-for-1 stock split in the form of a dividend effectuated on September 18, 2017, and the shares of our Class A common stock issuable upon the automatic conversion thereof at the time of our initial business combination; “initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Legacy,” “we,” “us,” “company” or “our company” are to Legacy Acquisition Corp., a Delaware corporation;

●	“Legacy Team” are to a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team and all of the members of our Advisory Council;

●	“management” or our “management team” are to our executive officers and directors;

●	“public shares” are to shares of our Class A common stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchased public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement that occurred simultaneously with the closing of our initial public offering;

●	“Share Exchange Agreement” are to the Amended and Restated Share Exchange Agreement dated as of December 2, 2019 (the “Agreement Date”), that amends and restates the Share Exchange Agreement dated as of August 23, 2019, as amended by that First Amendment to Share Exchange Agreement dated as of September 27, 2019, by and between Seller and Legacy, as may be amended or restated from time to time;

●	“sponsor” are to Legacy Acquisition Sponsor I LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the Legacy Team; and

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some statements contained in this Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws, which involve risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding (i) our ability to fund any costs and expenses of our dissolution with proceeds held outside the Trust Account; (ii) our expectations that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us in the event of our dissolution; (iii) our expectations that our securities would be listed on the over the counter bulletin board in the event our securities are delisted from the NYSE; (iv) our expectation that we do not expect to incur any material capital expenditures during 2020; (v) our expectations that our primary liquidity needs prior to the closing of the initial business combination will include legal, accounting, due diligence, travel and other expenses associated with the business combination; (vi) our belief that our sources of liquidity are adequate to fund us through the closing of the initial business combination; and (vii) our intention to extend the period for the completion of an initial business combination until the earlier of the closing of the initial business combination or May 20, 2020 and to continue to fund contributions to the Trust Account. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results, and may include, for example, statements about:

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Share Exchange Agreement;

●	the inability to complete the proposed business combination, including due to failure to obtain approval of the stockholders of Legacy or other conditions to closing in the Share Exchange Agreement;

●	the occurrence of any event, change or other circumstance that could otherwise cause the business combination to fail to close;

●	the risk that the proposed business combination disrupts current plans and operations as a result of the announcement and consummation of the proposed business combination;

●	the ability to recognize the anticipated benefits of the proposed transaction, which may be affected by, among other things, competition, the ability of the combined company to operate cohesively as a standalone group, grow and manage growth profitably and retain its key employees;

●	costs related to the proposed business combination;

●	changes in applicable laws or regulations;

●	the possibility that the Blue Impact business or the combined company may be adversely affected by other economic business, and/or competitive factors;

●	the aggregate number of Legacy shares requested to be redeemed by Legacy’s stockholders in connection with the proposed business combination;

●	the adequacy of the Company’s sources of liquidity and the lack of material capital expenditures expected during the year 2020, except as may be incurred in connection with the business combination.

●	other risks and uncertainties indicated from time to time in this Form 10-K relating to the proposed business combination, including those under “Risk Factors” therein, and in Legacy’s other filings with the SEC; or

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance.

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

PART I

ITEM 1. BUSINESS

General

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

In October 2016, our Sponsor, Legacy Acquisition Sponsor I, LLC, purchased 5,750,000 shares of Class F common stock for $25,000, or approximately $0.00333 per share. The Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the overallotment option granted to the underwriters in our IPO was not exercised in full by the underwriters, so that our Sponsor would own 20% of the Company’s issued and outstanding shares immediately after our initial public offering. During September 2017, the Company effected a 1.5 for 1 stock dividend of 2,875,000 shares of Class F common stock, resulting in our Sponsor holding an aggregate of 8,625,000 shares of Class F common stock. The stock dividend also adjusted the shares of Class F common stock subject to forfeiture from 750,000 to 1,125,000, to the extent that the overallotment option was not exercised in full by the underwriters, so that the shares of Class F common stock would represent 20.0% of the Company’s issued and outstanding shares immediately after our initial public offering.

On November 16, 2017, our registration statement (File No. 333-221116) for our initial public offering was declared effective by the SEC pursuant to which we sold an aggregate of 30,000,000 Units at a price to the public of $10.00 per Unit, generating gross proceeds of $300,000,000. Each Unit consisted of one share of Class A common stock and one public warrant to purchase one-half of one share of Class A common stock. Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. Each public warrant will become exercisable 30 days after the completion of the Company’s business and will expire five years after the completion of our business combination or earlier upon redemption or liquidation. However, if we do not complete our business combination on or prior to the Outside Extended Date, the public warrants will expire. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of the public warrants issued in connection with the 30,000,000 Units during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, we may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Our Units began trading on the NYSE under the symbol “LGC.U” on November 16, 2017.

On November 21, 2017, we closed our IPO and sale of 30,000,000 units at a price to the public of $10.00 per unit, generating gross proceeds of $300,000,000. Each Unit consists of one share of the Company’s Class A common stock and one redeemable common stock purchase warrant. Each Warrant entitles the holder to purchase one half of one share of Class A common stock at a price of $5.75 ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. Simultaneously with the closing of our initial public offering on November 21, 2017, the Sponsor paid us $8,750,000 for the private placement purchase from the Company of 17,500,000 warrants at $0.50 per warrant, or the “private placement warrants”. Each private placement warrant entitles the holder to purchase one half of one share of Class A common stock at $5.75 ($11.50 per whole share). The private placement warrants are identical to the public warrants except that, so long as they are held by the Sponsor and its permitted transferees, (i) the private placement warrants will not be redeemable by us, and (ii) the private placement warrants (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the business combination. If we do not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares of Class F common stock subject to forfeiture were forfeited. At December 31, 2019, there were 7,500,000 shares of Class F common stock issued and outstanding and 29,305,180 shares of Class A common stock outstanding.

Net proceeds of $300,000,000 from our initial public offering and the sale of the private placement warrants were placed in a trust account established for the benefit of the Company’s public stockholders with Continental Stock Transfer & Trust Company acting as trustee. As of January 31, 2020, we had approximately $303,724,819 in the trust account.

On August 23, 2019, we entered into the Share Exchange Agreement with the Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group (“Blue Valor” or the “Seller”), which was subsequently amended by that First Amendment to Share Exchange Agreement dated as of September 27, 2019, and further amended and restated on December 2, 2019 pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, we have agreed, among other things, to purchase from the Seller, all of the issued and outstanding shares of a wholly owned holding company of Seller, which we refer to herein as “Blue Impact Target,” and following which Blue Impact Target will become a wholly owned direct subsidiary of Legacy. Under the terms of the Share Exchange Agreement, we have agreed to issue to the Seller, at the Closing, 30,000,000 shares of Class A common stock (the “Closing Payment Shares”), in full payment for all of the issued and outstanding ordinary shares of Blue Impact Target (the “Purchased Shares”). In addition, we have agreed to pay to the Seller the Earnout Payment (defined herein), in accordance with the terms and subject to the conditions of the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the consideration to be paid to Legacy at the Closing will be comprised of all of the Purchased Shares, all free and clear of all Liens. At the Closing, in addition to the issuance of the Closing Payment Shares in consideration for the Purchased Shares, we have agreed to assume up to an aggregate of $48 million of contingent liabilities of the business conducted by the Seller’s subsidiaries Vision 7, We Are Social, Indigo Social, LLC, Metta and Fuseproject family of agencies, comprising a digital-first, intelligent and integrated, global advertising & marketing services group (the “Blue Impact business”), and the assumption of up to $40 million of existing debt of the Blue Impact business. The Seller is eligible to receive, under the Share Exchange Agreement, a potential one time earn out payment of up to $222 million (the “Earnout Payment”), based on the Madhouse EBITDA Average Annual Growth Rate (as defined in the Share Exchange Agreement) for the three year earn out period which runs for the calendar years 2020 through 2022. The Share Exchange Agreement provides that the Earnout Payment will be payable at Legacy’s option in cash, stock or a combination thereof if Legacy’s common stock share price at the time of payment is at least $10 per share. If not, then dependent upon Legacy’s then available cash, the earn out will be payable in cash, subordinated notes or a combination thereof. Under the Share Exchange Agreement, the Seller has partially and irrevocably assigned a portion of any Earnout Payment to fund a long-term incentive plan to be established for the benefit of designated individuals employed or associated with the Blue Impact business.

Initial Business Combination

NYSE rules require that the business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of signing a definitive agreement in connection with the business combination. Legacy’s board of directors has determined that the fair market value of the business combination meets this test.

Redemption Rights for Holders of Public Shares

We are providing our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of the business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the Closing of the initial business combination, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, subject to the limitations described herein. As of January 27, 2020, the fair market value of the marketable securities held in the trust account, net of taxes payable and any interested that we may withdraw for working capital purposes, is approximately $10.36 per share. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the completion of our business combination. The shares of Class F common stock will be excluded from the pro rata calculation used to determine the per share redemption price.

Submission of the Business Combination to a Stockholder Vote

Legacy will hold a special meeting of our stockholders to solicit their approval of the business combination. Unlike many other blank check companies, our public stockholders are not required to vote against the business combination in order to exercise their redemption rights. If the business combination is not completed, then public stockholders electing to exercise their redemption rights will not be entitled to receive such payments. Our Sponsor has agreed to vote any shares of common stock owned by them in favor of the business combination.

Redemption rights for public stockholders upon completion of our initial business combination

Our public stockholders will have the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount deposited in the trust account is initially $300,000,000 (or approximately $10.00 per public share). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination.

Limitation on Redemption Rights

Our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares of Class A common stock sold in our IPO.

Permitted purchases of our securities

Once we seek stockholder approval of our business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market, pursuant to Rule 10b5-1 plans or otherwise, either prior to or following the completion of our initial business combination. However, our sponsor, directors, officers, advisors or affiliates do not have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. Such persons will not make any such purchases when they are in possession of any material non-public information not disclosed to the Seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires our insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination. Under NYSE rules, any transactions, such as those contemplated under the Share Exchange Agreement, where we have agreed to issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation require stockholder approval. We may also choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we would be required to comply with such rules.

If, for some reason, a stockholder vote is not required for the business combination and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

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

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act. As of the date of this Form 10-K, our sponsor has not established a Rule 10b-5 plan.

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

Assuming that we seek stockholder approval of the business combination under applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

Accordingly, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination and the other proposals contemplated by the Share Exchange Agreement receive their respective requisite votes in favor thereof. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we do not become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination requires that we have a minimum of $120 million in the Trust Account at the closing of the business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy such cash condition pursuant to the terms of the Share Exchange Agreement exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until up to two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights.

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

Redemption of public shares and liquidation if no initial business combination

At a special meeting held on October 22, 2019, our stockholders approved an amendment to our Charter (the “Extension Amendment”), extending the date by which we have to complete a business combination from November 21, 2019 to December 21, 2019 (subject to up to five extensions, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020 (the initial extension to December 21, 2019, and any subsequent 30-day periods, the “Outside Extended Date”). We have so far exercised our first three extensions through March 21, 2020. Therefore, we will have up to two additional 30-day extension periods by which we may have to complete the business combination. In connection with the Extension Amendment, and pursuant to the company’s amended and restated certificate of incorporation, the stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s IPO (the “public shares”), and 29,305,180 public shares remain issued and outstanding following such redemptions. In the proxy materials issued in connection with the special meeting to approve the Extension Amendment, Legacy confirmed it would make a cash contribution (“Contribution”) to the Trust Account in an amount equal to $0.03 for each public share that is not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, and thereafter for each subsequent extension. Accordingly, as a result of the 29,305,180 public shares that were not redeemed following the approval of the Extension Amendment and the initial extension, the Company made a Contribution to the Trust Account for the total aggregate amount of approximately $879,000. Subsequently, the Company elected to exercise the second extension through January 21, 2020, the third extension through February 20, 2020, and the fourth extension to March 21, 2020. For each of these extensions, the Company has made a Contribution to the Trust Account of $879,000.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to the Company the amount of the Contributions to be made by Legacy in connection with the initial extension to December 21, 2019, and for each extension thereafter; provided, however, that the Seller is not required to make any loan to Legacy with respect to any extension for the purpose of consummating an initial business combination other than the business combination contemplated by the Company and the Seller. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Outside Extended Date, and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all extensions through the Outside Extended Date. The initial Seller Loan was delivered to the Company in connection with the initial extension through December 21, 2019, in the aggregate principal amount of approximately $979,000 (including $100,000 for working capital). In connection with the initial Seller Loan, the Company issued a note (the “Seller Note”) for the aggregate amount of approximately $979,000, to the Seller. Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, and from February 20, 2020 to March 21, 2020. In connection with these extensions, the Seller loaned approximately $979,000 and $879,000, respectively, to the Company under the Amended Seller Note. As a result of the extensions, the Seller has loaned to the Company a total aggregate amount of approximately $3,817,000.

If we are unable to complete our business combination by the Outside Extended Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by the Outside Extended Date.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by the Outside Extended Date. However, if our initial stockholders acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the Outside Extended Date.

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Outside Extended Date or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Following the Contributions to the Trust Account pursuant to the initial extension of the date by which the Company must consummate a business combination to December 21, 2019, the second extension through January 21 2020, the third extension through February 20, 2020, and the fourth extension through March 21, 2020, if we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.36. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.36. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by the Outside Extended Date may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by the Outside Extended Date, is not considered a liquidation distribution under Delaware law, and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by the Outside Extended Date , we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and up to $750,000 to fund our working capital requirements annually, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Outside Extended Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Outside Extended Date or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the Outside Extended Date, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	pursuant to the Extension Amendment, if our initial business combination is not consummated by the Outside Extended Date, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Competition

In identifying, evaluating and selecting a target business for our business combination, we encountered, from time to time, intense competition from other entities have a business objective similar to ours, including other blank check companies, private equity groups and leverage buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities were well established and had extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possessed greater financial, technical, human and other resources than us.

Our obligation to pay cash in connection with out public stockholders who exercise their redemption rights may reduce the resources available to us for our business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in executing our business combination.

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

Available Information

Our Corporate Governance Guidelines, code of ethics, and the charters of the committees of our board of directors are available on our corporate website at www.legacyacquisition.com/investor-resources.html#governance, and printed copies are available upon request. The information contained on our corporate website is not part of this Form 10-K.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. For as long as we remain an emerging growth company, we will not be required to comply with the auditor attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with Blue Valor, or any other potential target company. If we fail to complete our business combination, we will never generate any operating revenues.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Following the approval of the Extension Amendment, we have only until the Outside Extended Date to complete our initial business combination. If we are unable to complete our business combination by the Outside Extended Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We have determined that such mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments to our financial statements contained in this Form 10-K have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Outside Extended Date.

Legacy will not obtain an opinion from an unaffiliated third party as to the fairness of the business combination to its stockholders.

Legacy is not required to obtain an opinion from an unaffiliated third party that the price it is paying to consummate the business combination is fair to its public stockholders from a financial point of view. Legacy’s public stockholders must therefore rely solely on the judgment of Legacy’s board of directors for such assessment.

Legacy’s initial stockholders have agreed to vote in favor of the business combination, regardless of how Legacy’s public stockholders vote.

Legacy’s initial stockholders have agreed to vote their Founder Shares, as well as any public shares purchased during or after Legacy’s IPO, in favor of an initial business combination. Legacy’s initial stockholders own approximately 20.4% of Legacy’s outstanding shares of stock. As a result, in addition to the Founder Shares, Legacy would need a total of 10,902,590, or approximately 37.2%, of the outstanding 29,305,180 public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have the business combination approved. Accordingly, it is more likely that the necessary stockholder approval will be received for the business combination than would be the case if Legacy’s initial stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by Legacy’s public stockholders.

Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve the business combination are present at such meeting, Legacy would need only 10,902,591 of the outstanding 29,305,180 public shares, or approximately 37.2% of the outstanding public shares, to be voted in favor of the business combination in order to have it approved.

Since Legacy’s Sponsor, executive officers and directors will lose their entire investment in Legacy if a business combination is not completed in time, a conflict of interest may arise in determining whether a particular business combination target is appropriate for Legacy’s initial business combination.

In October 2016, Legacy’s Sponsor purchased an aggregate of 5,750,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On September 18, 2017, Legacy effectuated a 1.5-for-1 stock split in the form of a dividend, resulting in 8,625,000 Founder Shares outstanding and held by the Sponsor (up to 1,125,000 of which are subject to forfeiture). The Founder Shares will be worthless if Legacy does not complete an initial business combination. In addition, the Sponsor purchased 17,500,000 private placement warrants, each exercisable for one-half of one share of Legacy’s stock at $5.75 per half share, for a purchase price of $8.75 million that will also be worthless if Legacy does not complete a business combination.

The Founder Shares are identical to the shares of Legacy’s stock except that (i) the Founder Shares are subject to certain transfer restrictions, (ii) Legacy’s initial stockholders, officers, directors and director nominees entered into a letter agreement with Legacy, pursuant to which they agreed (a) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of Legacy’s initial business combination, (b) to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if Legacy fails to complete an initial business combination before the deadline for the completion of an initial business combination (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if Legacy fails to complete a business combination within the prescribed time frame); (iii) the Founder Shares will automatically convert into shares of Legacy’s stock at the time of its initial business combination on a one for one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (iv) the Founder Shares are subject to registration rights.

The personal and financial interests of Legacy’s executive officers and directors may influence their motivation in approving, promoting and completing the business combination, especially as the deadline imposed pursuant to the Extension Amendment nears.

The exercise of Legacy’s initial stockholders’ discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in the best interests of Legacy’s stockholders.

In the period leading up to the closing of the business combination, events may occur that, pursuant to the Share Exchange Agreement, would require Legacy to agree to amend the Share Exchange Agreement, to consent to certain actions taken by the Seller, or to waive rights that Legacy is entitled to under the Share Exchange Agreement. Such events could arise because of changes in the course of the Blue Impact business, a request by the Seller to undertake actions that would otherwise be prohibited by the terms of the Share Exchange Agreement, or the occurrence of other events that would have a material adverse effect on the Blue Impact business and would entitle Legacy to terminate the Share Exchange Agreement. In any such circumstances, it would be at Legacy’s discretion, acting through its board of directors, to grant its consent or waive those rights. The existence of the financial and personal interests of Legacy’s officers and directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what they may believe is best for Legacy and what they may believe is best for themselves in determining whether or not to take the requested action.

Legacy does not have a specified maximum redemption threshold and, subject to limited exceptions, its public stockholders may redeem all of their shares. However, pursuant to its charter, Legacy will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 and, under the Share Exchange Agreement, if the funds in Legacy’s trust account are less than $120 million upon the consummation of the business combination, Legacy may not be able to complete the business combination. These thresholds may make it possible for Legacy to complete the business combination even though a substantial majority of its stockholders redeem their shares or do not agree with the business combination.

Legacy’s amended and restated certificate of incorporation does not provide a specified maximum redemption threshold and, subject to limited exceptions, its public stockholders may redeem all of their shares. However, (i) pursuant to its charter, in no event will Legacy redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon the consummation of the business combination (such that it becomes subject to the SEC’s “penny stock” rules) and (ii) the Share Exchange Agreement includes as a condition to Closing that the funds contained in the trust account must equal or exceed $120,000,000 plus all accrued interest available to Legacy as of Closing such that if redemptions cause this condition to not be satisfied, Legacy may not be able to complete the business combination. As a result, Legacy may be able to complete the business combination even though a substantial majority of its public stockholders redeem their shares or do not agree with the business combination or have entered into privately negotiated agreements to sell their shares to Legacy’s sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration that Legacy would be required to pay for all shares of stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Share Exchange Agreement exceed the aggregate amount of cash available to Legacy, it will not complete the business combination or redeem any shares, all shares of stock submitted for redemption will be returned to the holders thereof, and Legacy would instead have to search for an alternate business combination or liquidate.

If the benefits of the business combination do not meet the expectations of investors, stockholders or financial analysts, the market price of Blue Impact’s shares may decline.

If the benefits of the business combination do not meet the expectations of investors, stockholders or financial analysts, the market price of Blue Impact’s shares may be materially adversely affected. The market values of Blue Impact’s shares at the time of the Closing may vary significantly from the prices of Legacy’s securities on the date the Share Exchange Agreement was executed, the date of this proxy statement or the date on which Legacy’s stockholders vote on the business combination. In addition, following the business combination, fluctuations in the price of Blue Impact’s securities could contribute to the loss of all or part of your investment. Prior to the business combination, there has not been a public market for Blue Impact’s stock and trading in Legacy’s shares has not been active. Accordingly, the valuation ascribed to Blue Impact in the business combination may not be indicative of the price that will prevail in the trading market following the business combination. If an active market for Blue Impact’s securities develops and continues, the trading price of Blue Impact’s securities following the business combination could be volatile and subject to wide fluctuations in response to various factors, some of which will be beyond Blue Impact’s control. Any of the factors listed below could have a material adverse effect on your investment.

Factors affecting the trading price of Blue Impact’s securities following the business combination may include:

●	the Blue Impact’s ability to attract and retain senior management or key operating personnel;

●	quarterly variations in the Blue Impact’s results of operations;

●	changes in government regulations;

●	the announcement of acquisitions by Blue Impact or its competitors;

●	changes in general economic and political conditions;

●	volatility in the financial markets;

●	results of Blue Impact’s operations and the operations of others in its industry;

●	threatened or actual litigation and government investigations;

●	the addition or departure of key personnel;

●	actions taken by Blue Impact’s stockholders, including the sale or disposition of their shares; and

●	differences between Blue Impact’s actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

Additionally, broad market and industry factors may materially harm the market price of Blue Impact’s securities irrespective of its operating performance. The stock market in general, and NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of Blue Impact’s securities, may not be predictable. A loss of investor confidence in the market for advertising & marketing services stocks or the stocks of other companies which investors perceive to be similar to Blue Impact could depress Blue Impact’s stock price regardless of its business, prospects, financial conditions, or results of operations. A decline in the market price of Blue Impact’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future, further adversely affecting Blue Impact’s financial condition, or prospects.

Following the business combination, if securities or industry analysts do not publish or cease publishing research or reports about the Blue Impact business, its business or its market, or if they change their recommendations regarding Blue Impact’s stock adversely, the price and trading volume of Blue Impact’s stock could decline.

The trading market for Blue Impact’s stock will be influenced by the research and reports that industry or securities analysts may publish about the Blue Impact business, its business, market or competitors. Securities and industry analysts may never publish research on the Blue Impact business. If no securities or industry analysts commence coverage of the Blue Impact business, its stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Blue Impact business change their recommendation regarding its stock adversely, or provide more favorable relative recommendations about its competitors, the price of its stock would likely decline. If any analyst who may cover the Blue Impact business were to cease coverage of the Blue Impact business or fail to regularly publish reports on it, it could lose visibility in the financial markets, which could cause Blue Impact’s stock price or trading volume to decline.

Blue Impact will not have operations of its own and will conduct all of its operations through its subsidiaries.

Upon consummation of the business combination, Blue Impact will derive all of its operating income from its subsidiaries. Other than any cash that Blue Impact may retain following the business combination, all of its assets will be held by its direct and indirect subsidiaries. Blue Impact will rely on the earnings and cash flows of its subsidiaries for its cash and financing requirements, including the provision of funds necessary to repay any debt it may incur, which will be paid to Blue Impact by its subsidiaries, if and only to the extent available. The ability of Blue Impact’s subsidiaries to pay dividends or make other payments or distributions to it will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to Blue Impact), the terms of existing and future indebtedness and other agreements of Blue Impact’s subsidiaries and the covenants of any future outstanding indebtedness that Blue Impact or its subsidiaries incur. Any limitation on the ability of Blue Impact’s subsidiaries to distribute dividends or other payments to their respective stockholders could materially adversely limit the Blue Impact business’ ability to grow, make investments or acquisitions that could be beneficial to its businesses or otherwise fund and conduct its business, any of which could materially adversely affect the Blue Impact business’, financial condition, results of operations and prospects.

Subsequent to the Closing, the Blue Impact business may be required to take writedowns or writeoffs, restructuring and impairment, or other charges that could materially adversely affect its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Legacy cannot assure you that the due diligence it conducted on the Blue Impact business revealed all material issues that may be present in the Blue Impact business, that it would uncover all material issues through customary due diligence, or that factors outside of Legacy’s and the Blue Impact business’ control will not later arise. As a result, the Blue Impact business may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with Legacy’s preliminary risk analyses. Even though these charges may be noncash items and not have an immediate impact on the liquidity of the Blue Impact business, the incurrence of charges of this nature could contribute to negative market perceptions about the Blue Impact business or its securities. In addition, charges of this nature may cause the Blue Impact business to be unable to obtain future financing on favorable terms, or at all.

The Blue Impact business’ ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. It is expected that Legacy will experience such an ownership change related to the business combination, and the Blue Impact business may experience ownership changes in the future as a result of changes in the ownership of its stock, which may be outside the Blue Impact business’ control. the Blue Impact business’ ability to utilize these net operating loss carryforwards could be limited by an “ownership change,” which could result in increased tax liability to the Blue Impact business, potentially decreasing the value of its stock. There are additional limitations found under Sections 269, 383, and 384 of the Code that may also limit the use of net operating loss carryforwards that may apply and result in increased tax liability to the Blue Impact business, potentially decreasing the value of its stock. In addition, a “Separate Return Limitation Year” (“SRLY”) generally encompasses all separate return years of a member (or predecessor in a Section 381 or other transaction), including tax years in which it joins a consolidated return of another group. According to Treasury Regulation Section 1.1502-21, a net operating losses of a member that arises in a SRLY may be applied against consolidated taxable income only to the extent of the loss member’s cumulative contribution to the consolidated taxable income. As a result, this SRLY limitation may also increase the tax liability to the Blue Impact business (by reducing the carryforward of certain net operating losses that otherwise might be used to offset the amount of taxable gain), potentially decreasing the value of Blue Impact’s stock.

Legacy will be forced to liquidate the trust account if it cannot consummate a business combination by the deadline imposed by its amended and restated certificate of incorporation.

Pursuant to Legacy’s charter (as amended pursuant to the Extension Amendment), Legacy must complete its initial business combination by March 21, 2020 (subject to up to two remaining extensions to May 20, 2020 in accordance with the Extension Amendment). If Legacy is unable to timely complete a business combination by the deadline established pursuant to the Extension Amendment, Legacy will be forced to liquidate and distribute the remaining funds in the trust account to its stockholders pro rata, which may be less than $10 per share. Furthermore, the Warrants will expire without payment or other value.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

The Share Exchange Agreement requires us to have a minimum amount of cash at closing, which increases the probability that our business combination would be unsuccessful. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

Legacy’s Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence the vote on the business combination and reduce the public “float” of Legacy’s stock.

Legacy’s Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of the business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of Legacy’s shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that Legacy’s Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or of satisfying the minimum cash closing condition in the Share Exchange Agreement, where it appears that such condition would otherwise not be satisfied. This may result in the completion of the business combination where such completion would not otherwise have been possible. In addition, if such purchases are made, the public “float” of Legacy’s common stock and the number of beneficial holders of its securities may be reduced, possibly making it difficult to maintain or obtain the listing or trading of its securities on a national securities exchange.

There is no guarantee that a stockholder’s decision whether to redeem its shares in Legacy for a pro rata portion of the trust account will put the stockholder in a better future economic position.

Legacy can give no assurance as to the price at which a stockholder may be able to sell its public shares in the future following the completion of the business combination or any alternative business combination. Certain events following the consummation of any business combination, including the business combination, may cause an increase in Legacy’s stock price, and may result in a lower value realized now than a stockholder of Legacy might realize in the future had the stockholder not elected to redeem such stockholder’s shares. Similarly, if a stockholder does not redeem its shares, the stockholder will bear the risk of ownership of the public shares after the consummation of any business combination, and there can be no assurance that a stockholder can sell its shares in the future for a greater amount than the redemption price set forth in this proxy statement.

If a Legacy stockholder fails to receive notice of Legacy’s offer to redeem its public shares in connection with the business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

Holders of Legacy’s public shares are required to affirmatively vote either for or against the business combination in order to exercise their rights to redeem their shares for a pro rata portion of the trust account. In addition, in order to exercise their redemption rights, they are required to submit a request in writing and deliver their stock (either physically or electronically) to Legacy’s transfer agent at least two business days prior to the special meeting. If, despite Legacy’s compliance with the proxy rules, a stockholder fails to receive the proxy materials, such stockholder may not become aware of the opportunity to redeem its public shares. In addition, the proxy materials that Legacy is furnishing to holders of its public shares in connection with the business combination describes the various procedures that must be complied with in order to validly redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

If you are a non-U.S. Holder, you may be subject to U.S. withholding tax on the redemption.

Legacy stockholders who exercise their redemption rights to receive cash from the trust account in exchange for their Legacy shares generally will be required to treat the transaction as a sale of such shares. The redemption, however, may be treated as a distribution if it does not effect a meaningful reduction in the redeeming stockholder’s percentage ownership in Legacy. It is important to note that the Section 318 of the Internal Revenue Code (the “Code”) attribution or constructive ownership of stock rules apply when testing redemption treatment under Section 302(b). If there is attribution sufficient to cause the redemption to be treated instead under the Section 301 distribution rules which breaks nonliquidating corporate distributions into a dividend (to the extent of Legacy’s current and accumulated earnings and profits), a nontaxable return of capital, and any remaining portion treated as a gain from the sale of Legacy shares. If you are a non-U.S. Holder, you may be subject to withholding tax on any part of the redemption treated as a dividend, which may include the full amount of the redemption.

Legacy’s current stockholders will experience immediate dilution as a consequence of the issuance of shares in the Blue Impact business as consideration in the business combination. Having a minority share position may reduce the influence that Legacy’s current stockholders have on the management of the Blue Impact business following the business combination.

After the business combination, assuming no redemptions of shares in Legacy for cash and excluding any shares that may be issued pursuant to the Purchase Price Adjustment, Legacy’s current public stockholders will own approximately 43.87% of the Blue Impact business, Legacy’s current directors, officers and affiliates will own approximately 11.23% of the Blue Impact business, and BlueFocus will own approximately 44.9% of the Blue Impact business. Assuming redemption by holders of 60.2% of Legacy’s outstanding shares, Legacy’s current public stockholders will own approximately 25.68% of the Blue Impact business, Legacy’s current directors, officers and affiliates will own approximately 8.26% of the Blue Impact business, and BlueFocus will own approximately 66.06% of the Blue Impact business. The minority position of the former Legacy stockholders will give them limited influence over the management and operations of the Blue Impact business following the business combination.

Legacy’s current stockholders will experience significant dilution if the public warrants or the private placement warrant are exercised.

After the business combination, and assuming no redemptions of shares in Legacy for cash, there is no Blue Impact Warrant Tender Offer and excluding any shares that may be issued pursuant to the Purchase Price Adjustment, Legacy’s current public stockholders will own public warrants representing approximately 14.04% of Blue Impact on a fully-diluted basis, and the Sponsor will own the private placement warrant representing approximately 16.38% of Blue Impact on a fully-diluted basis. If the public warrants or the private placement warrant are exercised, Legacy’s current stockholders will experience significant dilution.

If, after Legacy distributes the proceeds in the trust account to its public stockholders, it files a bankruptcy petition or an involuntary bankruptcy petition is filed against it that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of Legacy’s board of directors may be viewed as having breached their fiduciary duties to Legacy’s creditors, thereby exposing it and the members of its board of directors to claims of punitive damages.

If, after Legacy distributes the proceeds in the trust account to its public stockholders, it files a bankruptcy petition or an involuntary bankruptcy petition is filed against it that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by its stockholders. In addition, Legacy’s board of directors may be viewed as having breached its fiduciary duty to Legacy’s creditors and/or having acted in bad faith, thereby exposing Legacy and the board of directors to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to its public stockholders, Legacy files a bankruptcy petition or an involuntary bankruptcy petition is filed against it that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of Legacy’s stockholders and the per share amount that would otherwise be received by Legacy’s stockholders in connection with its liquidation may be reduced.

If, before distributing the proceeds in the trust account to its public stockholders, Legacy files a bankruptcy petition or an involuntary bankruptcy petition is filed against it that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in Legacy’s bankruptcy estate and subject to the claims of third parties with priority over the claims of its stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by Legacy’s stockholders in connection with its liquidation may be reduced.

If third parties bring claims against Legacy, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Legacy’s placing of funds in the trust account may not protect those funds from third party claims against Legacy. Although Legacy will seek to have all vendors, service providers, prospective target businesses or other entities with which it does business execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of Legacy’s public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against Legacy’s assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, Legacy’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to Legacy than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of our initial public offering and our independent public accounting firm WithumSmith+Brown, PC.

Examples of possible instances where Legacy may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Legacy’s management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Legacy’s management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with Legacy and will not seek recourse against the trust account for any reason. Upon redemption of Legacy’s public shares, if Legacy is unable to complete its business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the business combination, Legacy will be required to provide for payment of claims of creditors that were not waived that may be brought against it within the ten years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Legacy’s Sponsor has agreed that it will be liable to Legacy if and to the extent any claims by a vendor for services rendered or products sold to Legacy, or a prospective target business with which Legacy has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes and up to $750,000 of interest to fund working capital requirements annually, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Legacy’s Sponsor will not be responsible to the extent of any liability for such third party claims. Legacy has not independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that its Sponsor’s only assets are securities of Legacy. Legacy has not asked its Sponsor to reserve for such indemnification obligations. Therefore, Legacy cannot assure you that its Sponsor would be able to satisfy those obligations.

Legacy’s directors may decide not to enforce the indemnification obligations of its Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to its public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share or (ii) other than due to the failure to obtain such waiver, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes and up to $750,000 to fund working capital requirements annually, and Legacy’s Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, Legacy’s independent directors would determine whether to take legal action against its Sponsor to enforce its indemnification obligations. While Legacy currently expects that its independent directors would take legal action on its behalf against its Sponsor to enforce its indemnification obligations, it is possible that Legacy’s independent directors in exercising their business judgment may choose not to do so in any particular instance. If Legacy’s independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to Legacy’s public stockholders may be reduced below $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Outside Extended Date or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the Outside Extended Date, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on the NYSE and began trading on November 16, 2017. On November 27, 2017, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units. On November 30, 2017, our Class A common stock and Warrants began trading on the NYSE under the symbols “LGC” and “LGC WS,” respectively. We cannot assure you that our securities will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (400 roundlot shareholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The Blue Impact business will be required to meet the initial listing requirements to be listed on the NYSE, which it may not be able to do. Even if Blue Impact’s securities are so listed, Blue Impact may be unable to maintain the listing in the future.

If, following the business combination, Blue Impact fails to meet the initial listing requirements and the NYSE does not list its securities on its exchange, Blue Impact could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	a limited amount of news and analyst coverage for the Blue Impact business; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Any of the foregoing could materially adversely affect the Blue Impact business’, financial condition, results of operations and prospects.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete the business combination with Blue Valor, , we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 following the completion of our initial public offering and the sale of the private placement warrants, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Outside Extended Date may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Outside Extended Date is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities.

In connection with the Share Exchange Agreement, Legacy’s registration rights agreement with the Sponsor will be amended and restated (the “Amended and Restated Registration Rights Agreement”) to provide the Sponsor and the Seller with registration rights with respect to certain shares of their Blue Impact common stock. The registrable shares will be comprised of Sponsor’s shares of common stock issued or issuable upon conversion of the founder’s shares, private placement warrants, and working capital loans (if any), or issued or issuable with respect to the Redemption Side Letter, the Seller’s shares of common stock issued or issuable pursuant to the Share Exchange Agreement, and any other shares of common stock held respectively by the Sponsor or the Seller as of the date of Amended and Restated Registration Rights Agreement or issued or issuable in respect of such shares of the Sponsor the Seller pursuant to a stock split, stock dividend or in connection with a combination, merger, share exchange, consolidation, recapitalization or reorganization. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, the Sponsor and the Seller will be entitled to make up to three demands, excluding short form registration demands, “piggy-back” registration rights and Form S-3 registration rights, subject to certain minimum requirements and customary conditions. However, the Amended and Restated Registration Rights Agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period under the Investor Rights Agreement. In addition, Blue Impact will be obligated to file, after it becomes eligible to use Form S-3 or its successor form, a shelf registration statement to register the resale by the Sponsor or the Seller of their registrable shares. The Sponsor and the Seller will be entitled to assign their registration rights under the Amended and Restated Registration Rights Agreement to transferees who acquire at least 1% of the outstanding registrable shares or to Founder Investors or Non-Founder Investors under the investor rights agreement to be entered into at the closing of the business combination.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for similar registration rights for their shares.

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

The Blue Impact business’ management team has limited experience managing a public company.

None of the current members of the Blue Impact business’ management team have experience managing a U.S. publicly-traded company, and most do not have experience interacting with public company investors and complying with the complex laws, rules and regulations that govern public companies. The management team in place following the business combination may not be able to successfully or efficiently manage the Blue Impact business’ transition to being a public company.

As a public company, the Blue Impact business will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the NYSE Rules. The Sarbanes-Oxley Act requires, among other things, that a company maintain effective disclosure controls and procedures (“DCP”) and internal controls over financial reporting (“ICFR”). The management team’s limited experience operating a public company may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. To date, the Blue Impact business’ management team has not had to conduct a review of its DCP and ICFR for the purposes of such reporting requirements, and the Blue Impact business’ management team will need to devote a substantial amount of time to these compliance initiatives and may need to add personnel in areas such as accounting, financial reporting, investor relations and legal in connection with operations as a public company. For example, the Blue Impact business is in discussions with a candidate with public company financial reporting experience to become its CFO following the Closing. Ensuring that the Blue Impact business has adequate internal financial and accounting controls and procedures in place is a costly and time consuming effort that needs to be reevaluated frequently. the Blue Impact business’ compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention.

Additionally, pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act (“Section 404”), the Blue Impact business will be required to furnish certain certifications and reports by its management on its ICFR, which, after it is no longer an emerging growth company, must be accompanied by an attestation report on ICFR issued by its independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, the Blue Impact business will document and evaluate its ICFR, which is both costly and challenging. Implementing any appropriate changes to its internal controls may require specific compliance training for Blue Impact’s directors, officers and employees, entail substantial costs to modify its existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of its ICFR, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase its operating costs and could materially impair its ability to operate its business. Moreover, effective internal controls are necessary for the Blue Impact business to produce reliable and timely financial reports and are important to help prevent fraud. Any failure by the Blue Impact business to file its periodic reports in a timely manner may cause investors to lose confidence in its reported financial information and may lead to a decline in the price of its common stock.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Since our sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may have arisen in determining whether a Blue Valor is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will not be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, executive officers and directors may have influenced their motivation in identifying and selecting Blue Valor as the target for business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of December 31, 2019 to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The Blue Impact business is a group of subsidiaries of Blue Focus Intelligent Communications Group, about which little information is available, which may result in our business combination being not as profitable as we expect it to be.

The Blue Impact business is a group of subsidiaries of Blue Focus Intelligent Communications Group, a privately held company that is not subject to the same financial disclosure requirements as a publicly traded company. Consequently, very little public information exists about Blue Focus Intelligent Communications Group and its subsidiaries, which may mean that the business combination is not as profitable as we expect it to be, if at all.

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

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any intention as of the date of this Form 10-K to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. Following our first annual meeting on December 31, 2019, as a consequence of our “staggered” board of directors, only half of the board of directors was considered for election and our initial stockholders, because of their ownership position, had considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

The market for our securities is volatile and may not develop further, which would adversely affect the liquidity and price of our securities.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Global business risks and costs could materially adversely affect the Blue Impact business.

The Blue Impact business is a global business that as of September 30, 2019 has operations in 13 countries, spanning across North America, Europe, the Middle East and Asia Pacific. A global platform subjects the Blue Impact business to many challenges associated with supporting a rapidly growing business across a multitude of cultures and customs, including:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with varying tax, monetary, commercial, legal and regulatory systems and infrastructures;

●	pressure on its ability to efficiently provide its clients with integrated service offerings;

●	laws governing the manner in which future business combinations may be effected;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	local labor and employment regulations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	differing protection and enforcement of intellectual property rights;

●	varying social, political and economic conditions;

●	greater exposure to civil disturbances, terrorist attacks, natural disasters and wars; and

●	potential government appropriation of assets.

The Blue Impact business’ ability to manage its business and conduct its operations globally thus requires considerable attention and resources. The Blue Impact business may not be able to adequately address these additional risks. If it is unable to do so, its operations might suffer, which may adversely impact its business, results of operations, financial condition and prospects.

The Blue Impact business’ global business also subjects it to the impact of global and regional recessions, especially in the regions in which it operates, and economic and political instability, including those arising as a result of the U.K.’s anticipated exit from the EU (commonly referred to as “Brexit”), recent political unrest in Hong Kong and trade disputes such as that between the United States and China. The Blue Impact business is also subject to the costs and difficulties in managing a distributed workforce. The Blue Impact business’ failure to manage the foregoing risks and challenges successfully could materially adversely affect its business, financial condition, results of operations and prospects.

Further, uncertainties with respect to the Chinese legal system could adversely affect the Blue Impact business. The Chinese legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. Since Chinese administrative and court authorities have significant discretion in interpreting, implementing and enforcing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection that Madhouse and the Blue Impact business’ other operations in China may enjoy than some more developed legal systems. These uncertainties may affect the Blue Impact business’ decisions on the policies and actions to be taken to comply with Chinese laws and regulations, and may affect its ability to enforce its contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from the Blue Impact business.

Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, the Blue Impact business may not be aware of its violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Additionally, laws regarding foreign investments may impact the Blue Impact business’ plan to expand its geographic reach. For example, the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), adopted by six Chinese regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. Such regulation requires, among other things, that the competent regulatory authorities such as the Ministry of Commerce (“MOFCOM”) and the State Administration for Market Regulation (“SAMR”) be notified in advance of any change of control transaction in which a foreign investor acquires control of a Chinese domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or Chinese time honored brand. In the future, the Blue Impact business may seek to acquire complementary businesses in China. Complying with the requirements of the M&A Rules to complete such transactions could be time consuming, and any required approval from MOFCOM and SAMR, may delay or inhibit the Blue Impact business’ ability to complete such transactions, which could materially adversely affect its ability to expand its business or maintain its Chinese market share. In addition, antitrust filings with SAMR would also be required for deals in which the parties involved satisfy reporting threshold under Chinese law and any such filings will also be very time consuming.

Moreover, post-Closing, Blue Impact’s operations and actions may also be subject to additional restrictions or approval requirements given Blue Valor’s direct, and in turn BlueFocus’s indirect, post-Closing ownership interest in Blue Impact and ability to nominate Blue Impact directors. BlueFocus is organized in China and its shares are traded in China on the SSE. As a result, Blue Impact will be considered a controlled company for the purposes of PRC regulations and the rules of the SSE, and certain corporate actions proposed to be undertaken by Blue Impact will require reporting to and approval of BlueFocus. For example, in the context of a proposed future acquisition of a U.S. business, these restrictions or approval requirements may require (i) making specified security filings in the United States. (ii) obtaining any required clearances or implementing remedial measures or other safeguards as a condition to receiving any required approval and (iii) for larger acquisitions (in the United States or otherwise) receiving approval from BlueFocus’s board of directors and, for much larger acquisitions, possibly receiving approval from BlueFocus’s shareholders. Any failure by Blue Impact to comply with such rules and regulations, or to obtain the required approval from BlueFocus’s board of directors or shareholders, could prevent or delay Blue Impact from consummating proposed corporate actions.

Any of the foregoing, to the extent it affects the Blue Impact business, could materially adversely affect the business, financial condition, results of operations and prospects of the Blue Impact business.

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

ITEM 3. LEGAL PROCEEDINGS

We may be party to various claims and legal proceedings from time to time. We are not subject to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units began trading on the NYSE under the symbol “LGC.U” on November 17, 2017. On November 27, 2017, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units. On November 30, 2017, our Class A common stock and Warrants began trading on the NYSE under the symbols “LGC” and “LGC WS,” respectively. Each Unit consists of one share of Class A common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of Class A common stock at a price of $5.75 per half share (11.50 per whole share), subject to adjustment as described in our final prospectus dated November 16, 2017 which was filed with the SEC on November 17, 2017. Please refer to “Item 1. Business –Sponsor and Financing” and “Note 3. Public Offering” in the Notes to our audited financial statements for the year ended December 31, 2019 for additional information.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NYSE for the period from January 1, 2018 through December 31, 2019.

	Units (LGC.U)		Class A common stock (LGC)		Warrants (LGC WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2019:
Quarter ended March 31, 2019	$10.30	$10.04	$10.04	$9.78	$0.34	$0.23
Quarter ended June 30, 2019	$10.55	$10.27	$10.15	$9.95	$0.35	$0.22
Quarter ended September 30, 2019	$10.75	$10.34	$10.21	$10.10	$0.56	$0.35
Quarter ended December 31, 2019	$10.85	$10.37	$10.38	$10.18	$0.60	$0.30
Year ended December 31, 2018:
Quarter ended March 31, 2018	$10.05	$9.82	$9.74	$9.51	$0.35	$0.33
Quarter ended June 30, 2018	$10.18	$9.86	$9.91	$9.54	$0.45	$0.33
Quarter ended September 30, 2018	$10.19	$9.98	$9.73	$9.54	$0.56	$0.41
Quarter ended December 31, 2018	$10.20	$10.05	$9.88	$9.53	$0.48	$0.33

(b) Holders

At February 14, 2020, there was one holder of record of our Units, one holder of record of our separately traded Class A common stock, and two holders of record of our separately traded Warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of, and for the fiscal years ended, December 31, 2019, 2018 and 2017, respectively. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

Balance Sheet Data:	December 31, 2019	December 31, 2018	December 31, 2017
Cash	$568,000	$1,180,000	$1,752,000
Cash and Investments held in Trust Account	$302,529,000	$304,035,000	$300,403,000
Total Assets	$303,123,000	$305,268,000	$302,291,000
Total current liabilities	$4,183,000	$607,000	$444,000
Deferred underwriting compensation	$10,500,000	$10,500,000	$10,500,000
Common stock subject to possible redemption (at redemption value):	$283,440,000	$289,161,000	$286,347,000
Total stockholders’ equity (deficit)	$5,000,000	$5,000,000	$5,000,000

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended to December 31, 2017
Cash Flow Data:
Net cash used in operating activities	$(3,450,000)	$(2,499,000)	$(23,000)
Net cash provided(used) in investing activities	$(6,228,000)	$1,927,000	$(300,000,000)
Net cash provided by financing activities	$9,066,000	$-	$301,749,000

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$3,775,000	$1,623,000	$154,000
Loss from operations	$(3,775,000)	$(1,623,000)	$(154,000)
Other Income:
Interest income	$6,482,000	$5,559,000	$403,000
Income (loss) before income taxes	$2,707,000	3,936,000	249,000
Provision for income taxes	$(1,320,000)	(1,130,000)	(130,000)
Net income (loss) attributable to common stockholders	$1,387,000	$2,806,000	$119,000
Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	29,867,000	30,000,000	7,650,000
Net income (loss) per share class A common stock - basic and diluted	$0.16	$0.09	0.02
Weighted average class F common shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000
Net (loss) per class F common shares- basic and diluted	$(0.46)	$(0.01)	$0.00

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Legacy Acquisition Corp.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed a number of opportunities for the purpose of entering into a business combination with an operating business, and, as described below in further detail under the caption “—Agreement for Business Combination and Extension Amendment” have entered into a Share Exchange Agreement with Blue Valor Limited, but we are not able to determine as of the date of this Form 10-K whether we will complete a business combination with such target business or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at December 31, 2019 we had approximately $568,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Agreement for Business Combination and Extension Amendment

On August 23, 2019, the Company entered into the Share Exchange Agreement with Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group (“Blue Valor” or the “Seller”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, the Company will, among other things, purchase from the Seller all of the outstanding shares of stock of a wholly-owned holding company organized in the Cayman Islands, Blue Impact (Cayman) Limited, which we refer to as “Blue Impact Target,” that, at the closing, will hold the Blue Impact group business, a digital-first global advertising, intelligent and integrated and marketing services company (the “Blue Impact” business). The Share Exchange Agreement was subsequently amended by that First Amendment to Share Exchange Agreement dated as of September 27, 2019, to amend certain provisions relating to the Extension Amendment, and further amended and restated on December 2, 2019, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, the Seller will transfer all of the equity interests of its wholly-owned subsidiary, Blue Impact Target, in exchange for shares of Legacy. Upon the closing of the business combination, the Company will change its name to Blue Impact Inc.

Pursuant to the Share Exchange Agreement, at the closing, the Seller will receive up to 30 million shares of Class A common stock of the Company, subject to adjustment as set forth below (the “Closing Shares”), and Legacy expects to (a) assume $40 million of net debt related to the Blue Impact business, (b) assume $48 million of deferred acquisition purchase price obligations, and (c) pay $90 million to purchase or redeem certain minority interests of Madhouse.

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

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provides that the Company had until November 21, 2019 to complete a business combination. In order to provide the Company additional time to complete the business combination, on October 22, 2019 the Company’s shareholders approved an Extension Amendment (the “Extension Amendment”) to extend the deadline to complete the business combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter by up to four additional 30-day periods. The deadline to consummate the business combination is currently extended to March 21, 2020is currently extended to March 21, 2020. While the purpose of the Extension Amendment is to allow the Company more time to complete the proposed business combination, if the business combination is terminated, the Company may seek to use the Extension to complete an alternative business combination. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller. Borrowings under the Seller Note will bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a Contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial Extension through December 21, 2019, which equaled an aggregate amount of approximately $879,000. On December 17, 2019, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note. Under the Amended Seller Note, the Company increased the aggregate principal amount to approximately $1,958,000 and provided for a process whereby the Company may request additional borrowings under the Amended Seller Note. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. The Amended Seller Note was issued in connection with the extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, and from February 20, 2020 to March 21, 2020. In connection with these extensions, the Seller loaned approximately $979,000 and $879,000, respectively, to the Company under the Amended Seller Note. As a result of the extensions, the Seller has loaned to the Company a total aggregate amount of approximately $3,817,000.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to Legacy the amount of the Contributions to be made by Legacy in connection with the initial Extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial business combination other than the business combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 23, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Seller Note, each reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expected incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date. As of January 21, 2020, Legacy had borrowed from the Seller in respect of its costs and expenses a total of $300,000 in the aggregate.

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

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the business combination (or, if the business combination is terminated, an alternative business combination) to March 21, 2020 (or thereafter for up to two additional 30-day periods ending on the Extended Date) the Company has (and will) publicly announce the Company’s decision no later than the close of business on the last day of the then-current Extension period. In addition, the Company has (and will) make additional Contributions of $0.03 per outstanding public share for each period of the Extension by Legacy at its option and/or at the Seller’s request up to five times, initially to December 21, 2019, then to January 20, 2020 and thereafter by up to four additional 30-day periods. As a result, the Seller will make Contributions of an aggregate of approximately $879,000 to the Trust Account within two business days prior to the beginning of each Extension. If, however, the Seller does not request that we extend beyond March 21, 2020 or any additional 30-day period thereafter and the Company also determines not to extend or our board of directors otherwise determines that the Company will not be able to consummate an initial business combination by the Extended Date and does not wish to have an additional Extension, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

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

In the year ended December 31, 2019 our principal operating expenses included approximately $480,000 for the professional, insurance and listing costs associated with our public reporting, approximately $200,000 in franchise taxes, approximately $2,960,000 in consulting, legal and travel costs associated with our search for a business combination candidate and approximately $120,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the year ended December 31, 2019, the Company generated approximately $6,482,000 of interest income on the investments in the Trust Account. The higher interest income in 2019 is largely due to higher interest rates and, until the redemptions in October 2019, higher balances. Such interest income is currently taxable and results in a provision for income taxes of approximately $1,320,000 in the year ended December 31, 2019 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes and for permitted withdrawals for working capital.

During year ended December 31, 2018, we incurred approximately $1,623,000 for such formation and organizational activities as well as, since November 21, 2017, our initial activities in search of a business combination. In the year ended December 31, 2018, our primary operating costs included administrative costs to our Sponsor of approximately $120,000, professional accounting, audit and legal fees of approximately $160,000, regulatory and insurance costs of approximately $180,000 and costs associated with our search for a business combination of approximately $920,000 and franchise taxes of approximately $200,000. During the year ended December 31, 2018, the Company generated approximately $5,559,000 of interest income on the investments in the Trust Account. Such interest income is currently taxable and results in a provision for income taxes of approximately $1,130,000 in the year ended December 31, 2018 since the majority of our operating expenses are considered start-up costs and are not currently deductible.

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to our Sponsor and costs associated with our public reporting, we incur expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account and we are permitted to draw $750,000 annually from the Trust Account for working capital, which amounts for 2018 and 2019 have been fully drawn. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $887,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, are approximately $301.6 million. Of this amount, $300.0 million was placed in the Trust Account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 was made available to us for working capital and is not held in the Trust Account. See below regarding approximately $7,108,000 which was disbursed from the Trust Account in October 2019 in connection with the redemption of 694,820 shares by shareholders in connection with the Extension Amendment.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any, and up to $750,000 to fund working capital requirements (all of which has been drawn from the Trust at December 31, 2019) annually. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of approximately $200,000. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), including during the period of the Extension Amendment. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2019, we have available to us approximately $568,000 of proceeds held outside the Trust Account. We may continue to withdraw funds from the Trust Account necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

See “Overview—Agreement for Business Combination and Extension Amendment” above for a discussion of the Share Exchange Agreement and the Extension Amendment.

On October 23, 2019, the Company issued the Seller Note for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a Contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $879,000. On December 17, 2019, the Company issued the Amended Seller Note to the Seller that amended and restated the Seller Note. Under the Amended Seller Note, the Company increased the aggregate principal amount to approximately $1,958,000 and provided for a process whereby the Company may request additional borrowings under the Amended Seller Note. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. The Amended Seller Note was issued in connection with the extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2019. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, and from February 20, 2020 to March 21, 2020. In connection with these extensions, the Seller loaned approximately $979,000 and $879,000, respectively, to the Company under the Amended Seller Note. As a result of the extensions, the Seller has loaned to the Company a total aggregate amount of approximately $3,817,000.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan to Legacy the amount of the Contributions to be made by Legacy in connection with the initial Extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial business combination other than the business combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2019, each in principal amount of approximately $979,000 under the Seller Note, each reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expected incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date. As of January 21, 2019, Legacy had borrowed from the Seller in respect of its costs and expenses a total of $300,000 in the aggregate.

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

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the business combination (or, if the business combination is terminated, an alternative business combination) to March 21, 2020 (or thereafter for up to two additional 30-day periods ending on the Extended Date) the Company has (and will) publicly announce the Company’s decision no later than the close of business on the last day of the then-current Extension period. In addition, the Company has (and will) make additional Contributions of $0.03 per outstanding public share for each period of the Extension by Legacy at its option and/or at the Seller’s request up to five times, initially to December 21, 2019, then to January 20, 2020 and thereafter by up to four additional 30-day periods. As a result, the Seller will make Contributions of an aggregate of approximately $879,000 to the Trust Account within two business days prior to the beginning of each Extension. If, however, the Seller does not request that we extend beyond March 21, 2020 or any additional 30-day period thereafter and the Company also determines not to extend or our board of directors otherwise determines that the Company will not be able to consummate an initial business combination by the Extended Date and does not wish to have an additional Extension, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

We believe the Company’s sources of liquidity including our $568,000 cash position at December 31, 2019, together with the agreement for Seller Loans in the Share Exchange Agreement, are adequate to fund our operations until March 21, 2020 and thereafter at the Company’s option or upon the Sellers request up to two times initially to April 20, 2020 and thereafter by up to one additional 30-day periods when we are required to complete our business combination or cease operations and liquidate. In addition, the Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment. We will use these funds primarily to perform business due diligence on the prospective business combination target business, review corporate documents and material agreements of prospective target business, structure, negotiate and complete the business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any material capital expenditures during 2020, except as may be incurred in connection with our initial business combination (if any).

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our Sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Assuming that we complete our initial business combination by the Outside Extended Date, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Unless and until we complete an initial business combination, we expect our primary liquidity requirements will include legal, accounting, due diligence, travel and other expenses associated with completing the business combination or structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses. There can be no assurances that we will complete our initial business combination within the period subsequent to our Public Offering and called for under the Extension Amendment, which could materially and adversely affect our liquidity requirements and working capital needs.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution, as well as the Company’s negative working capital, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Outside Extension Date.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018

Net income available to Class A common stockholders:
Interest income	$6,482,000	5,559,000
Less: Income and franchise taxes	(1,520,000)	(1,330,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	(125,000)	(1,372,000)
Net income available to Class A common stockholders	$4,837,000	$2,857,000

Net income available to Class F common stockholders:
Net income	$1,387,000	$2,806,000
Less: amount attributable to Class A common stockholders	(4,837,000)	(2,857,000)
Net (loss) available to class F common stockholders	$(3,450,000)	$(51,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $1,320,000 and $1,130,000, respectively, in the years ended December 31, 2019 and 2018, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 49 % and 29%, respectively, for each of the years ended December 31, 2019 and 2018. The Company’s effective tax rate differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At December 31, 2019 and 2018, the Company has a deferred tax asset of approximately $1,080,000 and $355,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2019 and December 31, 2018, 28,344,013 and 28,916,141, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity at approximately $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY ACQUISITION CORP.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2019

Operating Expenses:
General and Administrative Expenses	$262,000	$1,094,000	$1,210,000	$1,209,000	$3,775,000
Loss from operations	(262,000)	(1,094,000)	(1,210,000)	(1,209,000)	(3,775,000)
Other Income – Interest on Trust	1,761,000	1,805,000	1,588,000	1,328,000	6,482,000
Income before income tax	1,499,000	711,000	378,000	119,000	2,707,000
Provision for income tax	(360,000)	(370,000)	(325,000)	(265,000)	(1,320,000)
Net Income	$1,139,000	$341,000	$53,000	$(146,000)	$1,387,000
Two class Method for Per Share Information:
Weighted average Class A shares outstanding – basic and diluted	30,000,000	30,000,000	30,000,000	29,305,000	2,865,000
Net income (loss) per class A common shares outstanding – basic and diluted	$0.04	$0.05	$0.04	$0.02	$0.16
Weighted average class F shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000	7,500,000
Net income per class F common shares outstanding – basic and diluted	$(0.03)	$(0.14)	$(0.15)	$(0.14)	$(0.46)

Balance Sheet Data (at period end)
Cash	$2,229,000	$1,385,000	$740,000	$568,000	$568,000
Investments and cash held in trust	$304,351,000	$305,690,000	$306,852,000	$302,529,000	$302,529,000
Total Assets	$306,668,000	$307,161,000	$307,699,000	$303,123,000	$303,123,000
Deferred underwriting fee	$10,500,000	$10,500,000	$10,500,000	$10,500,000	$10,500,000
Total Liabilities	$11,368,000	$11,520,000	$12,005,000	$14,683,000	$14,683,000
Common stock subject to possible redemption	$290,300,000	$290,641,000	$-290,694,000	$283,440,000	$283,440,000
Equity	$5,000,000	$5,000,000	$5,000,000	$5,000,000	$5,000,000

	Year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2018

Operating Expenses:
General and Administrative Expenses	$287,000	$270,000	$211,000	$855,000	$1,623,000
Loss from operations	(287,000)	(270,000)	(211,000)	(855,000)	(1,623,000)
Other Income – Interest on Trust	1,076,000	1,279,000	1,522,000	1,682,000	5,559,000
Income before income tax	789,000	1,009,000	1,311,000	827,000	3,936,000
Provision for income tax	(215,000)	(220,000)	(330,000)	(365,000)	(1,130,000)
Net Income	$574,000	$789,000	$981,000	$462,000	$2,806,000
Two class Method for Per Share Information:
Weighted average Class A shares outstanding – basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000	30,000,000
Net income (loss) per class A common shares outstanding – basic and diluted	$(0.00)	$(0.03)	$(0.03)	$0.02	$0.09
Weighted average class F shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000	7,500,000
Net income per class F common shares outstanding – basic and diluted	$0.02	$0.00	$0.00	$0.00	$0.00

Balance Sheet Data (at period end)
Cash	$1,306,000	$1,813,000	$1,437,000	$1,180,000	$1,180,000
Investments and cash held in trust	$301,480,000	$301,332,000	$302,854,00	$304,035,000	$304,035,000
Total Assets	$302,957,000	$303,276,000	$304,382,000	$305,268,000	$305,268,000
Deferred underwriting fee	$10,500,000	$10,500,000	$10,500,000	$10,500,000	$10,500,000
Total Liabilities	$11,028,000	$10,558,000	$10,683,000	$11,107,000	$11,107,000
Common stock subject to possible redemption	$286,929,000	$287,718,000	$-288,699,000	$289,161,000	$289,161,000
Equity	$5,000,000	$5,000,000	$5,000,000	$5,000,000	$5,000,000

	Year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2017

Operating Expenses:
General and Administrative Expenses	$27,000	$20,000	$14,000	$93,000	$154,000
Loss from operations	(27,000)	(20,000)	(14,000)	(93,000)	(154,000)
Other Income – Interest on Trust	-			403,000	403,000
Income (loss) before income tax	(27,000)	(20,000)	(14,000)	310,000	249,000
Provision for income tax	-	-	-	(130,000)	(130,000)
Net Income (Loss)	$(27,000)	$(20,000)	$(14,000)	$180,000	$119,000
Two class Method for Per Share Information:
Weighted average Class A shares outstanding – basic and diluted				30,000,000	30,000,000
Net income per class A common shares outstanding – basic and diluted	$-	$-	$-	$0.00	$0.00
Weighted average shares outstanding:	$-	$-	$-	$0.00	$0.00
Net income per class F common shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,702,000	7,650,000

Balance Sheet Data (at period end)
Cash	$80,000	$71,000	$44,000	$1,752,000	$1,752,000
Investments and cash held in trust	$-	$-	$-	$300,403,000	$300,403,000
Total Assets	$302,000	$310,000	$360,000	$302,291,000	$302,291,000
Deferred underwriting fee	$-	$-	$-	$10,500,000	$10,500,000
Total Liabilities	$464,000	$492,000	$199,000	$10,936,000	$10,936,000
Common stock subject to possible redemption	$-	$-	$-	$286,355,000	$286,355,000
Equity(deficit)	$(162,000)	$(182,000)	$(199,000)	$5,000,000	$5,000,000

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Legacy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows, for the years ended December 31, 2019 and 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and does not complete a business combination by March 21, 2020 (and thereafter by up to two additional 30-day periods), then the Company will cease all operations except for the purpose of winding down and liquidating. The mandatory liquidation and subsequent dissolution and unfavorable liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Whippany, New Jersey

February 27, 2020

LEGACY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets –
Cash	$568,000	$1,180,000
Prepaid expenses and other assets	26,000	53,000
Total current assets	594,000	1,233,000

Non-current assets –
Cash and investments held in Trust Account	302,529,000	304,035,000

Total assets	$303,123,000	$305,268,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$358,000	$17,000
Accrued expenses	1,859,000	365,000
Accrued franchise and income taxes	8,000	225,000
Due to related party	1,958,000	-
Total current liabilities	4,183,000	607,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	14,683,000	11,107,000

Common stock subject to possible redemption; 28,344,013 and 28,916,141 shares, respectively, at December 31, 2019 and 2018 (at approximately $10.00 per share)	283,440,000	289,161,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized shares, 30,000,000 shares issued at December 31, 2019 and 2018, 961,167 and 1,083,859 shares, respectively, outstanding (excluding 28,344,013 and 28,916,141 shares, respectively, subject to possible redemption at December 31, 2019 and 2018)	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	847,000	2,234,000
Retained earnings	4,152,000	2,765,000
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$303,123,000	$305,268,000

See accompanying notes to financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018

Revenues	$-	$-
General and administrative expenses	3,775,000	1,623,000
Loss from operations	(3,775,000)	(1,623,000)

Interest income on Trust Account	6,482,000	5,559,000
Income before income taxes	2,707,000	3,936,000

Provision for income taxes	(1,320,000)	(1,130,000)

Net income	$1,387,000	$2,806,000

Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	29,867,000	30,000,000

Net income per class A common share – basic and diluted	$0.16	$0.10

Weighted average class F common shares outstanding – basic and diluted	7,500,000	7,500,000

Net (loss) per class F common share – basic and diluted	$(0.46)	$(0.01)

See accompanying notes to financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

						Retained
	Common Stock				Additional	Earnings
	Class A		Class F		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, December 31, 2017	1,364,474	$-	7,500,000	$1,000	$5,040,000	$(41,000)	$5,000,000

Change in Class A common stock subject to possible redemption	(280,615)	-	-	-	(2,806,000)	-	(2,806,000)

Net income	-	-	-	-	-	2,806,000	2,806,000

Balances, December 31, 2018	1,083,859	-	7,500,000	1,000	2,234,000	2,765,000	5,000,000

Shares redeemed at $10.23 per share in October 2019 (Notes 2 and 6)	(694,820)	-	-	-	(7,108,000)	-	(7,108,000)

Change in Class A common stock subject to possible redemption	572,128	-	-	-	5,721,000	-	5,721,000

Net income	-	-	-	-	-	1,387,000	1,387,000

Balances, December 31, 2019	961,167	$-	7,500,000	$1,000	$847,000	$4,152,000	$5,000,000

See accompanying notes to financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018

Net income	$1,387,000	$2,806,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(6,482,000)	(5,559,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	341,000	(169,000)
Increase in accrued expenses	1,494,000	270,000
Decrease (increase) in accrued franchise and income taxes	(217,000)	70,000
(Increase) decrease in prepaid expenses, rounding and other	27,000	83,000
Net cash used in operating activities	(3,450,000)	(2,499,000)

Cash flows from investing activities –
Redemption of Class A common stock	(7,108,000)
Deposit a portion of related party loans in Trust Account	(1,758,000)	-
Withdrawal from Trust Account for taxes and working capital	2,638,000	1,927,000
Net cash used by investing activities	(6,228,000)	1,927,000

Cash flows from financing activities –
Withdrawal from Trust Account for redemption of Class A common stock	7,108,000	-
Proceeds from related party loans	1,958,000	-
Net cash provided by financing activities	9,066,000	-

Net decrease in cash	(612,000)	(572,000)
Cash at beginning of year	1,180,000	1,752,000
Cash at end of year	$568,000	$1,180,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$1,397,000	$1,215,000

Change in value of common stock subject to possible redemption	$(5,721,000)	$2,806,000

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

At December 31, 2019, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through December 31, 2019 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Sponsor and Financing:

The Company’s sponsor is Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 16, 2017. The Company intends to finance a Business Combination with the net proceeds from a $300,000,000 Public Offering (Note 4) and a $8,750,000 private placement (Note 5). Upon the closing of the Public Offering and the private placement, $300,000,000 is held in the Trust Account with Continental Stock Transfer and Trust Company (the “Trustee”) acting as the trustee (the “Trust Account”) (as discussed below). See Notes 2 and 6 below regarding approximately $7,108,000 of shareholder redemptions (694,820 shares) paid from the Trust Account in October 2019 in connection with the Extension Amendment, defined below, that extends the date to complete a Business Combination as described therein.

The Trust Account:

Funds from the Public Offering have been placed in the Trust Account. The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by the Outside Extended Date or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination by the Outside Extended Date (subject to the requirements of law). See Note 2 below regarding the Extension Amendment that extends the date to complete a business combination and certain shareholder redemptions paid from the Trust Account as described therein. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment discussed in Note 2.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination within 24 months from the closing of the Public Offering, as extended in the Extension Amendment that is further discussed in Note 2 below, if at all.

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

The Company only had 24 months from the closing date of the Public Offering to complete its initial Business Combination. However, as discussed further in Note 2 below, on October 22, 2019, the shareholders of the Company approved the extension of time to complete the Business Combination, as defined in Note 2, from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020. The Company has currently exercised three extension options, (i) from December 21, 2019 to January 21, 2020, (ii) from January 21, 2020 to February 20, 2020 and (iii) from February 20, 2020 to March 21, 2020. If the Company does not complete a Business Combination within this extended period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution, as well as the Company’s negative working capital position, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 20, 2020 and thereafter at the Company’s option or upon the Sellers request up to four additional 30-day periods, as extended (as discussed in Note 2).

NOTE 2 – SHARE EXCHANGE AGREEMENT FOR BUSINESS COMBINATION AND EXTENSION AMENDMENT

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group (“Blue Valor” or the “Seller”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, the Company will, among other things, purchase from the Seller all of the outstanding shares of stock of a wholly-owned holding company organized in the Cayman Islands, Blue Impact (Cayman) Limited that, at the closing, will hold the Blue Impact group business, a digital-first, intelligent and integrated global advertising and marketing services company (the “Blue Impact” business). The Share Exchange Agreement was subsequently amended by that First Amendment to Share Exchange Agreement dated as of September 27, 2019, to amend certain provisions relating to the Extension Amendment, and further amended and restated on December 2, 2019, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, the Seller will transfer all of the equity interests of its wholly-owned subsidiary, Blue Impact Target, in exchange for shares of Legacy. Upon the closing of the Business Combination, the Company will change its name to Blue Impact Inc.

For more information about the transactions contemplated by the Share Exchange Agreement, please see the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019 and the Definitive Proxy Statement filed on September 30, 2019.

Pursuant to the Share Exchange Agreement, at the closing, the Seller will receive up to 30 million shares of Class A common stock of the Company, subject to adjustment as set forth below (the “Closing Shares”), and Legacy expects to (a) assume $40 million of net debt related to the Blue Impact business, (b) assume $48 million of deferred acquisition purchase price obligations, and (c) pay $90 million to purchase or redeem certain minority interests of one of the Blue Impact businesses (“Madhouse”).

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

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provided that the Company had until November 21, 2019 to complete a business combination. In order to provide the Company additional time to complete the Business Combination, on October 22, 2019 the Company’s shareholders approved an Extension Amendment (the “Extension Amendment”) in order to extend the deadline to complete the Business Combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020. The deadline to consummate the Business Combination is currently extended to March 21, 2020. While the purpose of the Extension Amendment is to allow the Company more time to complete the proposed Business Combination, if the Business Combination is terminated the Company may seek to use the Extension to complete an alternative business combination. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, and from February 20, 2020 to March 21, 2020. In connection with each of the first three extensions, the Seller loaned $979,155.40 to the Company under the Amended Seller Note. Additionally, in connection with the fourth and most recent extension, the Seller loaned $879,155.40. As a result, Seller will have loaned to the Company a total aggregate amount of $3,816,621.60.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to Legacy the amount of the contributions to be made by Legacy in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial business combination other than the Business Combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020,, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date. As of January 21, 2020, Legacy had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

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

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the Business Combination, the Company has (and will) publicly announce the Company’s decision no later than the close of business on the last day of the then-current extension period. In addition, the Company has (and will) make additional Contributions of $0.03 per outstanding public share for each period of the extension by Legacy at its option and/or at the Seller’s request. The Seller has so far made Contributions of $979,155.40 for each of the first three extensions, and $879,155.40 for the fourth and most recent extension to March 21, 2020, for Contributions of a total aggregate amount of $3,816,621.60. If the Company elects and/or the Seller requests that the Company extend the date for either or both of the two remaining 30-day extension periods, the Seller would make Contributions of approximately $879,000, respectively. If, however, the Seller does not request that we extend beyond March 21, 2020 or any additional 30-day period thereafter and the Company also determines not to extend or our board of directors otherwise determines that the Company will not be able to consummate an initial business combination by the Extended Date and does not wish to have an additional Extension, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the periods. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 23,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the periods.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018

Net income available to Class A common stockholders:
Interest income	$6,482,000	5,559,000
Less: Income and franchise taxes	(1,520,000)	(1,330,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	(125,000)	(1,372,000)
Net income available to Class A common stockholders	$4,837,000	$2,857,000

Net income available to Class F common stockholders:
Net income	$1,387,000	$2,806,000
Less: amount attributable to Class A common stockholders	(4,837,000)	(2,857,000)
Net (loss) available to class F common stockholders	$(3,450,000)	$(51,000)

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $1,320,000 and $1,130,000, respectively, in the years ended December 31, 2019 and 2018, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 49 % and 29%, respectively, for each of the years ended December 31, 2019 and 2018. The Company’s effective tax rate differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At December 31, 2019 and 2018, the Company has a deferred tax asset of approximately $1,080,000 and $355,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 30,000,000 common shares sold as part of a Unit in the Public Offering (694,820 of which were redeemed in October 2019 as discussed in Note 2 above leaving 29,305,180 outstanding) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2019 and 2018, 28,344,013 and 28,916,141, respectively, of the 30,000,000 Public Shares (29,305,180 of which were outstanding at December 31, 2019) were classified outside of permanent equity.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements but before the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

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

See Notes 2 and 6 regarding the 694,820 shares redeemed for approximately $7,108,000 at October 22, 2019 in connection with the Extension Amendment.

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

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month ($120,000 for each of the years ended December 31, 2019 and 2018) for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. No amounts were payable at December 31, 2018 or 2019.

NOTE 6 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the private placement, a total of $300,000,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At December 31, 2019 the proceeds of the Trust Account were invested in a money market fund that invests solely in U.S. government treasury bills. At December 31, 2018 the proceeds of the Trust Account were invested in U.S. government treasury bills. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2018 balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2019 and 2018 consist of U.S. government treasury bills or money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at		Prices in
	December 31,	Gross Unrealized	Active Markets
Description	2019	Holding Gain	(Level 1)
Assets:
Cash and money market	$302,529,000	$-	$302,529,000

			Quoted Price
	Carrying value at		Prices in
	December 31,	Gross Unrealized	Active Markets
Description	2018	Holding Loss	(Level 1)
Assets:
Cash and money market	$1,000	$-	$1,000
U.S. government treasury bills	304,034,000	(7,000)	304,027,000
Total	$304,035,000	$(7,000)	$304,028,000

On October 22, 2019, in connection with the Extension Amendment, stockholders elected to redeem 694,820 public shares of the Company’s Class A common stock at approximately $10.23 per share resulting in a distribution from the Trust Account of approximately $7,108,000. Additionally, during the year ended December 31, 2019, the Company received approximately $1,758,000 (two payments of approximately $879,000) from the Seller representing the payment of $0.03 per outstanding public share (29,305,180 public shares) for each extension period under the Extension Amendment discussed further in Note 2. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, and from February 20, 2020 to March 21, 2020. In connection with these extensions, the Seller loaned $979,155.40 and $879,155.40, respectively, to the Company under the Amended Seller Note. As a result of the extensions, the Seller has loaned to the Company a total aggregate amount of approximately $3,816,621.60.

During the year ended December 31, 2019, the Company withdrew approximately $2,638,000 from the Trust Account in order to pay 2018 actual and 2019 estimated income taxes (approximately $1,397,000) and franchise taxes (approximately $420,000) paid in installments and to release approximately $813,000 allowed for working capital (including undistributed amounts from the prior year). The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

During the year ended December 31, 2018 the Company withdrew an aggregate of approximately $1,927,000 from the Trust Account including approximately $750,000 for working capital and approximately $1,177,000 for payment of federal income and state franchise taxes, including estimated taxes.

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

At each of December 31, 2019 and 2018 there were 7,500,000 shares of Class F common stock issued and outstanding. At December 31, 2019 and 2018 there were 29,305,180 and 30,000,000 shares, respectively, of Class A common stock outstanding (28,344,013 and 28,916,141, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2019 and 2018, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2019, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2019.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting, the Company’s management utilizes the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Title
Edwin J. Rigaud	76	Chief Executive Officer and Chairman
Darryl T. F. McCall	65	President, Chief Operating Officer and Director
William C. Finn	58	Chief Financial Officer
Steven A. Davis	61	Director
Richard White	66	Director
Andrew W. Code	61	Director
Sengal Selassie	51	Director

Edwin J. Rigaud has served as our Chairman and Chief Executive Officer since inception and has more than 40 years of business experience across a multitude of operating and leadership roles. In 2007, Mr. Rigaud founded EnovaPremier and commenced operations through the acquisition of the assets of T&WA, Inc. Since that time, he has served as owner and the President and Chief Executive Officer of EnovaPremier (2007-2018) and as Chairman (2019) while guiding that company to a position as one of the leading providers of automotive tire & wheel pre-assembly services in the United States. Prior to founding EnovaPremier, Mr. Rigaud served in numerous operating and management capacities at Procter & Gamble from 1965 to 2001. Mr. Rigaud’s notable leadership positions at Procter & Gamble included his role as a Vice President of Food & Beverage Products and as a Vice President of Government Relations in North America. Adding to his experience as a senior manager, Mr. Rigaud developed significant expertise in product development and brand management having been the first Technical Brand Manager in the exploratory phase of Pringle’s, and ultimately the Product Development Group Leader during the execution of Pringle’s national launch. Mr. Rigaud also led the product development efforts of Secret Deodorant & Antiperspirant improvements, including key active ingredient technology and perfume upgrades, while having direct participation with the Leo Burnett Agency in the creation of the famous advertising slogan, “strong enough for a man, but made for a woman”. Mr. Rigaud’s leadership in these efforts helped to facilitate a major relaunch of the Secret brand. He was ultimately named a Director in Product Development. Outside of his corporate leadership experience, Mr. Rigaud has served on the Board of the Federal Reserve Bank of Cleveland and the Board of the local affiliate of Fifth Third Bank of Cincinnati. Mr. Rigaud has also held appointments by Governor Bob Taft to the Ohio Board of Regents, and by President George W. Bush to the national Institute of Museum and Library Services. In 1997, Mr. Rigaud became the first CEO of the National Underground Railroad Freedom Center, located in Cincinnati, Ohio. This 9-year development program included raising $110 million while working closely with John Pepper, former Chairman and CEO of Procter & Gamble, who served as the national building Campaign Chairman. Mr. Rigaud is also the head of one of the first African American co-ownership groups of a Major League Baseball franchise, the Cincinnati Reds.

Darryl T. F. McCall has served as our President and COO since inception and is our director. With more than 35 years of domestic and international operating experience with consumer products businesses, Mr. McCall will provide us with a broad range functional expertise and executive leadership experience. Mr. McCall served as Executive Vice President and Executive Committee member at Coty, Inc. from 2008 to 2014 where his key responsibilities involved the management of numerous global manufacturing facilities and distribution centers. During his tenure at Coty, Mr. McCall also held major responsibilities related to the integration of 5 acquired businesses and helped lead the company through its $1.0 billion initial public offering in 2013. Prior to joining Coty, Mr. McCall held numerous positions at Procter & Gamble from 1978 to 2008. From 2007 to 2008, Mr. McCall was Product Supply Vice President — Global Fabric Care, leading a global organization comprised of more than 35 manufacturing operations centers and more than 16,000 employees. From 2005 to 2006, Mr. McCall served as General Manager of Procter & Gamble’s Global Personal Cleansing Care Division which oversees brands such as Camay®, Gillette®, Ivory®, Olay®, Old Spice®, and Zest®. Mr. McCall also held significant responsibilities for integrating certain of Procter & Gamble’s large acquisitions. Notable examples include the leadership of the supply chain integration of Gillette® and Wella®. Over the course of his career Mr. McCall has managed operations in Belgium, Canada, the United Kingdom, France, Switzerland and the United States. He also is an outside independent Director for HCP Packaging.

William C. Finn has served as our Chief Financial Officer and Secretary since August 2016. Mr. Finn has worked in the Commercial Finance Industry for more than 29 years. Mr. Finn has worked as a senior executive for several financial institutions, including National City Bank (Senior Vice President, May 2000 to April 2007), Wintrust Financial Corporation (Executive Vice President, April 2007 to November 2010) and Fifth Third Bank (Senior Vice President, November 2010 to January 2016). Over the course of his career, Mr. Finn has completed traditional commercial banking transactions for numerous privately-held and publicly-listed companies whose annual sales ranged from $10 million to $10 billion. Since January 2016, Mr. Finn has engaged in international business development activities as a shareholder of two companies: Isovac Products, a company that manufactures products that provide Chemical/Biological/Radiological isolation, containment and protection; and GSD Innovations, a technology distribution company that focuses primarily on domestic and international renewable energy, clean water and humanitarian efforts. Effective December 31, 2018, Mr. Finn sold his interest in GSD Innovations. In addition, since 2015, Mr. Finn has served as Managing Member of W.C. Financial, a boutique consulting firm that focuses on securing project financing for domestic and international opportunities related to renewable energy and infrastructure, ranging from $50 million to $500 million.

Steven A. Davis, our director, serves as chief executive officer of SDL Consulting LLC and served as Chairman of the Board and Chief Executive Officer of Bob Evans Farms, Inc. from 2006 to 2014. Bob Evans Farms is a diversified and integrated restaurant and packaged foods company. Before joining Bob Evans Farms, Mr. Davis served as the President of Long John Silver’s and A&W All-American Food at Yum! Brands from 2002 to 2006. Prior to his position as President of those businesses, he served in a variety of operations management and other senior executive positions within Yum! Brands, including Senior Vice President of Pizza Hut. Prior to that, Mr. Davis was employed by Kraft General Foods in a series of brand leadership positions, launching several successful new products, new packaging and business building marketing campaigns for household brands such as Budget Gourmet®, Philadelphia® Cream Cheese, and Velveeta®. Mr. Davis also has significant board experience. From 2006 to 2009, Mr. Davis served as a director of CenturyLink, a publicly-traded telecommunications firm. From 2009 to 2015, he served on the board of directors of the Walgreen Co., one of the world’s largest drugstore chains, as the Nominating and Corporate Governance Chair and on the Compensation and Finance Committees. Since July 2013, Mr. Davis has served as a member of the board of directors and as a member of the audit committee and the corporate governance and nominating committee for Marathon Petroleum Corporation, a U.S.-based refiner and distributor of gasoline. In 2015, Mr. Davis joined the board of directors for the Albertsons Companies, a food and drug retailer operating under banners such as Albertsons®, Randalls®, and Safeway®. In 2017, Mr. Davis joined the board of directors for Sonic Corporation, one of the United States’ largest chains of drive-in restaurants.

Richard White, our director, has served as chief executive officer of Aeolus Capital Group Ltd., a financial and strategic management advisory firm, since May 2017. Mr. White served as Managing Director and head of Oppenheimer & Co. Inc.’s. Private Equity and Special Products Department from 2004 until April 2017. From 1997 until 2002, Mr. White was a Managing Director of CIBC Capital Partners, the private equity merchant banking division of Canadian Imperial Bank of Commerce, the successor by acquisition of Oppenheimer & Co., Inc. From 1985 until 1997, Mr. White was a Managing Director and one of approximately 30 General Partners of Oppenheimer & Co. Inc. Mr. White was responsible for founding and building several of its investment banking industry groups including consumer products, business services, industrials, technology, gaming and leisure, and real estate. Mr. White also headed Oppenheimer’s mergers and acquisitions department. Mr. White is a CPA. Mr. White is a member of the Board of Directors of Escalade, Incorporated, a sporting goods company (NASDAQ: “ESCA”) and Lead Independent Director of G-III Apparel Group Ltd., a manufacturer, retailer, and distributor of apparel (NASDAQ: “GIII”). Mr. White holds a Masters in Business Administration from the Wharton Graduate School of the University of Pennsylvania and a B.A. from Tufts University

Andrew W. Code, our director, is a founder and Chairman of Promus Capital and Promus Equity Partners, a multi-family office founded in 2008 with a concentration in alternative assets such as private equity, impact investing, hedge funds, managed futures, and real estate. Prior to Promus, in 1988, Mr. Code founded CHS Capital, a $2.9 billion private equity fund that invests in middle market companies that design, manufacture and distribute a broad array of consumer and industrial products and services, and remained a partner there until 2012. Prior to founding CHS, Mr. Code was a Vice President with Citicorp’s Leveraged Capital Group from 1986 to 1988 and was employed by American National Bank in Chicago from 1981 to 1986. Mr. Code sits on the boards of SCP Pool (NASDAQ), Quality Control Corporation, Boat House Holdings, LLC and Ellison Bakery. He also sits on the boards of several private investment companies, including Resource Land Holdings, CapX Partners, LaSalle Capital Group, Sun Trading and Creation Investments. He is the President of the Code Family Foundation, is a founder and Chair of Chicago Fellowship, and sits on The University of Iowa Foundation Board and the Foundation Investment Committee where he has served as committee chair since 2014.

Sengal Selassie, our director, is co-chief executive officer and co-founder of Brightwood Capital Advisors, LLC, or Brightwood, an investment advisory firm providing debt and equity capital solutions to U.S. based companies with EBITDA of $5 million to $75 million. Mr. Selassie has been involved in all phases of the firm’s development since its founding in March 2010. He is a member of the Executive Committee and serves on the Investment Committee of all Brightwood managed funds. Prior to forming Brightwood, Mr. Selassie led a spinout from SG Capital Partners LLC (“SG Capital”), co-founding Cowen Capital Partners, LLC (“Cowen Capital”), where he served as Managing Partner from 2006 to 2009. Cowen Capital went on to form Trinity Investors. Mr. Selassie joined Cowen Capital from SG Capital, Cowen Capital’s predecessor fund where he worked from 1998 through 2006. At SG Capital he was a Managing Director and served as group head starting in 2002. While at Cowen Capital and SG Capital, Mr. Selassie made more than 25 investments in 11 portfolio companies. Prior to SG Capital, Mr. Selassie worked in the Mergers & Acquisitions Group at Morgan Stanley where he helped media and telecommunications companies execute strategic transactions from 1996 to 1998. He began his career in the Corporate Finance Group of the Investment Banking Division of Goldman Sachs in 1990. Mr. Selassie is a member of the New York and Connecticut Bar Associations. He earned his M.B.A. with distinction and J.D. cum laude from Harvard University. Mr. Selassie has an A.B. in Economics magna cum laude from Harvard College.

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

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. At our first annual meeting of stockholders, held on December 31, 2019, we elected Messrs. Code, Davis, and Selassie as our class I directors. Their term will expire at the annual meeting in 2021. The class II directors consist of Messrs. Rigaud, McCall and White, and their term will expire at the second annual meeting of stockholders.

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

Board Meetings

During 2019, there were four meetings of our board of directors. All of our directors attended at least 75% of the meetings held during 2019. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

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

Executive Sessions

The non-management directors meet regularly without members of management present in executive session, no less frequently than one time per year, and as otherwise determined by such directors. If any of the non-management directors do not qualify as an “independent director” as set forth in the “Director Independence” section above, at least once a year an additional executive session is held, attended only by independent directors. The Audit Committee chair, unless and until otherwise disclosed in the Company’s annual proxy statement, will chair such meetings. The name of the chair of such meetings will be disclosed in the Company’s annual proxy. The executive sessions have such agendas and procedures as are determined by the non-management and independent directors. Authority in such sessions to act on behalf of the Company or the Board on any matters requires the express delegation of authority by the Board.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Richard White, Andrew W. Code, and Steven A. Davis. Mr. White serves as chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members on the audit committee. The rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Messrs. White, Code, Davis qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. White qualifies as an “audit committee financial expert” as defined in applicable SEC rules. During 2019, there were four meetings of the audit committee, each member of the audit committee attended at least 75% of the meetings held during this year.

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

Compensation Committee

We have established a compensation committee of the board of directors consisting of three members. The members of our Compensation Committee are Richard White, Andrew W. Code, and Steven A. Davis. Mr. Davis serves as chairman of the compensation committee. Since none of our executive officers received compensation during 2019, there were no meetings of the Compensation Committee during 2019. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee. The members of our Nominating and Corporate Governance Committee are Richard White and Sengal Selassie. Mr. Selassie serves as chair of the nominating and corporate governance committee. During 2019, the Nominating and Corporate Governance Committee took acted one time by unanimous written consent.

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

Director Nominations

Our nominating and corporate governance committee recommended to the board of directors our candidates for nomination for election at the 2019 annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. Complete copies of our code of ethics, our audit committee charter, our compensation committee charter and our nominating committee charter are available on our website at http://www.legacyacquisition.com/investor-resources.html#governance. The inclusion of Legacy’s website address in this proxy statement does not include or incorporate by reference the information on Legacy’s website into this proxy statement. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K. See “Item 1. Business—Periodic Reporting and Financial Information.”

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor these fiduciary obligations under applicable law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our Charter renounces our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Upon the execution of the Share Exchange Agreement, our Sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our company. Other potential conflicts of interest are:

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Edwin J. Rigaud	EnovaPremier, LLC	Automotive supply company	President and CEO
	AACE LLC	Co-owner of the Cincinnati Reds	Manager
	AALI, LLC and AALI-2, LLC	Investment vehicle	Manager
	ICS LLC (dba Kurense)	Prepaid credit cards for students’ tuition refunds and employee payroll payments	Chairman
	REEAAL, LLC and REEAAL-2, LLC	Real estate investments	Manager

Darryl McCall	HCP Packaging McCall Consulting, LLC	Plastic component packaging for the beauty, cosmetics and skin care market Consumer Packaged Goods and Operations Consulting	Director Principal

William C. Finn	W.C. Financial	Boutique consulting services	Managing Member

Steven A. Davis	Marathon Petroleum Corporation	Refinery and gasoline distribution	Director
	Albertsons Companies	Food and drug retailer	Director
	Sonic Corporation	Restaurant chain	Director

Richard White	Aeolus Capital Group LLC	Financial and strategic management advisory firm	Chief Executive Officer
	Escalade, Incorporated	Sporting goods	Director
	G-III Apparel Group Ltd.	Apparel	Lead Independent Director

Andrew Code	Promus Capital	Investments	Chairman
	SCP Pool	Pool supplies	Director
	Quality Control Corporation	Electronic parts supplier	Director
	Boat House Holdings, LLC	Boat dealership	Director
	Ellison Bakery	Wholesale bakery	Director

Sengal Selassie	Brightwood Capital Advisor, LLC	Investments	Co-Chief Executive Officer

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

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2019, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, and subject to applicable community property laws and similar laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of December 31, 2019. Unless otherwise noted below, the business address of each of the following entities or individuals is 1308 Race Street, Suite 200, Cincinnati, Ohio 45202.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(1)
Principal Stockholders:
Coliseum Capital Management, LLC(2) 105 Rowayton Avenue, Rowayton, CT 06853	2,769,348	7.5%
Basso Capital Management, LP(3) 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902	1,706,047	4.6%
The K2 Principal Fund, L.P. (4) 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2	1,520,500	4.1%
Park West Asset Management LLC(5) c/o Park West Asset Management LLC, 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939	2,720,000	7.4%
UBS O’Connor LLC One North Wacker Drive, 32nd Floor Chicago, Illinois 60606(6)	1,850,000	5.0%
Polar Asset Management 401 Bay Street, Suite 1900, PO Box 19 Toronto, Ontario M5H 2Y4, Canada(7)	1,880,054	5.1%
Magnetar Financial LLC 1603 Orrington Avenue, 13th Floor Evanston, Illinois 60201(8)	1,963,455	5.3%
Mizuho Financial Group, Inc. 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan(9)	2,144,700	5.8%
Westchester Capital Management, LLC 100 Summit Drive Valhalla, New York 10595(10)	1,886,372	5.1%
Legacy Acquisition Sponsor I LLC(11)	7,500,000	20.4%

Directors and Executive Officers:
Edwin J. Rigaud(11)(12)	7,500,000	20.4%
Darryl McCall(12)	—	—
William Finn(12)	—	—
Steven A. Davis(12)	—	—
Richard White(12)	—	—
Andrew Code(12)	—	—
Sengal Selassie(12)	—	—
All directors and executive officers as a group(11) (7 individuals)	7,500,000	20.4%

*	Less than one percent.
(1)	This table in respect of the period prior to the business combination is based on 36,805,180 shares of common stock outstanding at January 27, 2020, of which 29,305,180 were Class A common stock and 7,500,000 were Class F common stock. This table in respect of the period after the business combination is based on 66,805,180 shares of common stock outstanding (assuming no redemptions) and 45,414,694 shares (assuming maximum redemptions) The information reflected in this table is based upon information furnished to us by the respective stockholders or contained in filings made with the SEC.

(2)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2020, Coliseum Capital Management, LLC (“CCM”), Coliseum Capital, LLC (“CC”), Coliseum Capital Partners, L.P. (“CCP”), Adam Gray (“Gray”) and Christopher Shackelton (“Shackleton”) reported shared voting power and shared dispositive power with respect to 2,769,348 shares of our Class A common stock and no sole voting power or sole dispositive power as to any shares of common stock. This accounts for 9.5% of the Class A common stock currently issued and outstanding. According to this Schedule 13G, CCM is the investment adviser to CCP, which is an investment limited partnership; CC is the General Partner of CCP; and Gray and Shackelton are the managers of CC and CCM. According to this Schedule 13G/A, CCM, CC, CCP, Gray and Shackleton may be deemed to be members of a group with respect to the common stock owned of record by CCP and a separate account managed by CCM (the “Separate Account”). CCP is reported in the Schedule 13G/A as the record owner of 2,022,219 shares of common stock and the Separate Account is the record owner of 747,129 shares of common stock.
(3)	Based solely on a Schedule 13G filed with the SEC on February 7, 2020, Basso SPAC Fund LLC (“Basso SPAC”), Basso Management, LLC (“Basso Management”), Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP), and Howard I. Fischer (“Fischer”) reported shared voting power and shared dispositive power as to 1,706,047 shares of our common stock and no sole voting power or sole dispositive power as to any shares of our common stock. This accounts for 5.8% of the Class A common stock currently issued and outstanding. This Schedule 13G relates to shares of our common stock directly beneficially owned by Basso SPAC. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Fischer may be deemed to indirectly beneficially own the shares of our common stock reported in this Schedule 13G.
(4)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2018, filed by Daniel Gosselin (“Gosselin”), Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), K2 GenPar L.P., an Ontario limited partnership (the “GP”), K2 GenPar 2009 Inc., an Ontario corporation (“GenPar 2009”), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”). According to this amendment to Schedule 13G, (a) Mr. Gosselin is president of each of SKI, the GP, GenPar 2009 and K2 & Associates; (b) the GP is the general partner of the Fund, and GenPar 2009 is the general partner of the GP; and (c) GenPar 2009 is a direct wholly-owned subsidiary of SKI. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. The K2 Principal Fund, L.P. reported in this amendment to Schedule 13G shared voting power and shared dispositive power as to 1,520,500 shares of Class A common stock underlying Units that are held of record by The K2 Principal Fund, L.P., and no sole voting power or dispositive power as to any shares. This accounts for 5.2% of the Class A common stock currently issued and outstanding. Each of Gosselin, SKI, the Fund, GP, GenPar2009, and K2&Associates may be deemed to be beneficial owners of the 1,520,500 shares of Class A common stock that are held by The K2 Principal Fund, L.P. Mr. Gosselin reported in this amendment to the Schedule 13G that he is president of each of SKI, the GP, GenPar 2009 and K2 and Associates, and exercises ultimate voting and investment powers over the 1,520,500 shares of the Issuer’s Units that are held of record by The K2 Principal Fund, L.P.
(5)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2020, (i) Park West Asset Management LLC (“PWAM”), a Delaware limited liability company, Park West Investors Master Fund, Limited (“PWIMF”), a Cayman Islands exempted company, and Peter S. Park (“Mr. Park”) reported that PWIMF is the holder of 2,468,948 shares of Class A common stock and warrants to purchase up to 1,121,864 shares of Class A common stock and Par West Partners International, Limited, a Cayman Islands exempted company (“PWPI”) is the holder of 251,052 shares of Class A common stock and warrants to purchase up to 113,137 shares of Class A common stock. According to this Schedule 13G/A, PWPI and PWIMF reported shared voting power and shared dispositive power as to the 2,720,000 shares of Class A common stock, which shares may be deemed to be beneficially owned (x) indirectly by PWAM, as the investment adviser to PWIMF and PWPI, and (y) indirectly by Mr. Park, as the sole member and manager of PWAM, and sole voting power and sole dispositive power as to no shares of Class A common stock. This accounts for 9.3% of the Class A common stock currently issued and outstanding.
(6)	Based solely on a Schedule 13G filed with the SEC on February 14, 2020, UBS O’Connor LLC, a Delaware limited liability company, reported sole voting power and sole dispositive power with respect to 1,850,000 shares of Class A common stock, and no shared voting power or shared dispositive power as to any shares of Class A common stock. This accounts for 6.3% of the Class A common stock currently issued and outstanding. UBS O’Connor LLC serves as the investment manager to (i) Nineteen77 Global Multi-Strategy Alpha Master Limited (“GLEA”) and (ii) Nineteen77 Global Arbitrage Master Limited (“OGMA”). In such capacity, UBS O’Connor LLC exercises voting and investment power and is deemed to have beneficial ownership over the shares of the common stock held for the account of GLEA and OGMA.
(7)	Based solely on a Schedule 13G filed with the SEC on February 11, 2020, Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada reported sole voting power and sole dispositive power with respect to 1,880,054 shares of our Class A common stock and no shared voting power or shared dispositive power as to any shares of our Class A common stock. This accounts for 6.4% of the Class A common stock currently issued and outstanding. According to the Schedule 13G, Polar Asset Management Partners Inc. serves as investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the shares directly held by Polar Vehicles.
(8)	Based solely on a Schedule 13G filed with the SEC on February 13, 2020, Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and Alec N. Litowitz (“Mr. Litowitz”) reported shared voting power and shared dispositive power with respect to 1,963,455 shares of our Class A common stock and no sole voting power or sole dispositive power as to any shares of our Class A common stock. This accounts for 6.7% of the Class A common stock currently issued and outstanding. According to the Schedule 13G, (a) 815,477 shares are held for the account Magnetar Consellation Master Fund, Ltd; (b) 20,516 shares are held for the account of Magnetar Capital Master Fund Ltd; (c) 243,353 shares are held for the account of Magnetar Xing He Master Fund Ltd; (d) 539,885 shares are held for the account of Magnetar Constellation Fund II, Ltd; (e) 121,912 shares are held for the account of Magnetar SC Fund Ltd; and (f) 222,302 shares are held for the account of Magnetar Structured Credit Fund, LP (collectively, the “Magnetar Funds”). According to the Schedule 13G, Magnetar Financial serves as the investment advisor to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the common shares held for the Magnetar Funds’ accounts, Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial, Supernova Management is the general partner of Magnetar Capital Partners, and the manager of Supernova Management is Mr. Litowitz.

(9)	Based solely on a Schedule 13G filed with the SEC on February 14, 2020, Mizuho Financial Group, Inc. reported sole voting power and sole dispositive power with respect to 2,144,700 shares of our Class A common stock and no shared voting power or shared dispositive power as to any shares of our Class A common stock. This accounts for 7.3% of the Class A common stock currently issued and outstanding. According to the Schedule 13-G, Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the shares directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.
(10)	Based solely on a Schedule 13G filed with the SEC on February 14, 2020, Westchester Capital Management, LLC (“WCM”) reported sole voting power and sole dispositive power with respect to 1,886,372 shares of our Class A common stock and no shared voting power or shared dispositive power with respect to any shares of our Class A common stock. This accounts for 6.4% of the Class A common stock currently issued and outstanding. Additionally, Westchester Capital Partners, LLC (“WCP”) reported sole voting power and sole dispositive power of 80,000 shares of our Class A common stock and no shared voting power or shared dispositive power with respect to any shares of our Class A common stock. This accounts for .3% of the Class A common stock currently issued and outstanding. WCM, a registered investment adviser, serves as (a) investment advisor to each of The Merger Fund (“MF”), the Merger Fund VL (“MFVL”), WCM Alternatives: Credit Event Fund (“CEF”), WCM Alternatives: Event-Driven Fund (“EDF”) and (b) sub-advisor to JNL/Westchester Capital Event Driven Fund (JNA2) (“JNL”). WCP, a registered investment adviser, serves as investment advisor to WCM Master Trust (“Master Trust”, together with MF, MFVL, CEF, EDF and JNL, the “Funds”). The Funds directly hold common stock for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of WCM and Co-Managers and members of WCP. Messrs. Behren and Shannon are indirect principal owners of WCM and WCP and may control WCM and WCP. WCM and WCP may be deemed to constitute a “group” for purposes of Section 13(g)(3) of the Act. WCM may be deemed to beneficially own shares of common stock held by MF, MFVL, CEF, EDF and JNL. WCP may be deemed to beneficially own shares of common stock held by the Master Trust.
(11)	Based on a Schedule 13G/A filed with the SEC on February 11, 2019 by Legacy Acquisition Sponsor I LLC and Edwin J. Rigaud. Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Edwin J. Rigaud, our Chairman and Chief Executive Officer and the managing member of our Sponsor, who has sole voting and dispositive power over the shares held by our Sponsor. Each of our officers and directors is a member of our Sponsor.
(12)	Interests shown consist solely of Founder Shares, classified as shares of Class F common stock. Such shares will automatically convert into shares of Class A common stock at the Closing on a one for one basis, subject to adjustment.

Immediately after our initial public offering, our sponsor beneficially owned 20.0% of the then issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, and the proposed business combination.

Our sponsor purchased an aggregate of 17,500,000 private placement warrants at a price of $0.50 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one-half of one share of our Class A common stock at $5.75 per half share. The purchase price of the private placement warrants will be added to the proceeds from our initial public offering to be held in the trust account pending our completion of our business combination. If we do not complete our business combination by the Outside Extended Date, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the private placement warrants are held by holders other than our sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units being sold in our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in our initial public offering. In addition, for as long as the private placement warrants are held by Loop Capital LLC or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for our initial public offering.

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

Registration Rights

At the closing of the business combination, we will amend the registration rights agreement dated November 16, 2017 and enter into an Amended and Restated Registration Rights Agreement with the Sponsor and the Seller, which provides certain registration rights to the Sponsor and the Seller with respect to certain shares of their Blue Impact common stock. The registrable shares will be comprised of Sponsor’s shares of common stock issued or issuable upon conversion of the founder’s shares, private placement warrants, and working capital loans (if any), or issued or issuable with respect to the Redemption Side Letter, the Seller’s shares of common stock issued or issuable pursuant to the Share Exchange Agreement, and any other shares of common stock held respectively by the Sponsor or the Seller as of the date of Amended and Restated Registration Rights Agreement or issued or issuable in respect of such shares of the Sponsor the Seller pursuant to a stock split, stock dividend or in connection with a combination, merger, share exchange, consolidation, recapitalization or reorganization. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, the Sponsor and the Seller will be entitled to make up to three demands, excluding short form registration demands, “piggy-back” registration rights and Form S-3 registration rights, subject to certain minimum requirements and customary conditions. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period under the Investor Rights Agreement. In addition, Blue Impact will be obligated to file, after it becomes eligible to use Form S-3 or its successor form, a shelf registration statement to register the resale by the Sponsor or the Seller of their registrable shares. The Sponsor and the Seller will be entitled to assign their registration rights under the Amended and Restated Registration Rights Agreement to transferees who acquire at least 1% of the outstanding registrable shares or to Founder Investors or Non-Founder Investors under the Investor Rights Agreement.

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

We entered into an Administrative Services Agreement on November 16, 2017 pursuant to which we are obligated to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. None of the $10,000 per month payment will be received by our officers or directors or their affiliates. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the Company extends the period by which it has to consummate the business combination to the latest possible date, May 20, 2020, our sponsor will be paid a total of $300,000 ($10,000 per month) for office space, utilities, secretarial support and other administrative and consulting services and will be entitled to be reimbursed for any out of pocket expenses.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the quarterly financial information for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2019 and 2018 totalled $57,000 and $57,000, respectively. Additionally, Withum rendered auditing services in relation to the filing of our proxy statements for our stockholder meetings held in 2019, the fees for which totalled $35,000.

Audit-Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2019 and 2018, we did not pay Withum any audit related fees.

Tax Fees. Fees charged by Withum for tax return services, planning and tax advice for the fiscal years ended December 31, 2019 and 2018, were approximately $3,000 and $3,000, respectively.

All Other Fees. We did not pay Withum for any other services for the years ended December 31, 2019 and 2018.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2020.

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

Signature	Title	Date

/s/ Edwin J. Rigaud	Chief Executive Officer, Chairman and Director	February 27, 2020
Edwin J. Rigaud	(Principal Executive Officer)

/s/ Darry T.F. McCall	President, Chief Operating Officer and Director	February 27, 2020
Darryl T.F. McCall

/s/ William C. Finn	Chief Financial Officer	February 27, 2020
William C. Finn	(Principal Financial and Accounting Officer)

/s/ Steven A. Davis	Director	February 27, 2020
Steven A. Davis

/s/ Richard White	Director	February 27, 2020
Richard White

/s/ Andrew Code	Director	February 27, 2020
Andrew Code

/s/ Sengal Selassie	Director	February 27, 2020
Sengal Selassie

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
2.1	Share Exchange Agreement, dated as of August 23, 2019, by and between the Company and Blue Valor Limited.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 27, 2019.
2.2	First Amendment to Share Exchange Agreement, dated as of September 27, 2019, by and between the Company and Blue Valor Limited.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 8, 2019.
2.3	Amended and Restated Share Exchange Agreement, dated as of December 2, 2019, by and between Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group Ltd. and the Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 16, 2017.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 20, 2017.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
3.3	Bylaws of the Company.	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
3.4	Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019.
4.1	Specimen Unit certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.2	Specimen Class A common stock Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.3	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.4	Warrant Agreement, dated as of November 16, 2017 by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
4.5	See Exhibit 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
4.6	See Exhibit 3.3 for provisions of the Amended and Restated By-Laws, as amended, of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
4.7	Description of Securities	Filed herewith.
10.1	Investment Management Trust Account Agreement, dated as of November 16, 2017, between Continental Stock Transfer & Trust Company and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

Exhibit No.	Description	Incorporation by Reference
10.2	Registration Rights Agreement, dated as of November 16, 2017, by and among the Company and the initial security holders.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.3	Letter Agreement, dated as of November 16, 2017. by and between the Company, the initial security holders and the officers and directors of the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.4	Amended and Restated Promissory Note, dated October 20, 2017, issued to Legacy Acquisition Sponsor I LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.5	Securities Subscription Agreement, dated October 16, 2016, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.6	Sponsor Warrants Purchase Agreement effective as of October 24, 2017, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.7	Administrative Services Agreement, dated as of November 16, 2017, by and among the Company and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-38296) filed with the Securities and Exchange Commission on March 29, 2018.
10.8	Form of Indemnity Agreement	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
10.9	Amendment No. 1 to Investment Management Trust Agreement dated October 22, 2019 by and between the Company and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019.
10.10	Promissory Note dated as of October 23, 2019 issued by the Company to Blue Valor Limited.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2019.
10.11	Share Redemption Agreement, dated as of December 2, 2019, by and between Blue Valor Limited, a company incorporated in Hong Kong, and an indirect, wholly owned subsidiary of BlueFocus Intelligent Communications Group Co. Ltd., Legacy Acquisition Sponsor I LLC and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019.
10.15	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019.
24	Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF		Filed herewith.