Form 10-Q
period 2020-03-31
Legacy Acquisition Corp.
filed 2020-05-08
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 29,305,180 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 29,027,424 shares of Class A common stock trade separately.

LEGACY ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets –
Cash	$569,000	$568,000
Prepaid expenses and other assets	79,000	26,000
Total current assets	648,000	594,000

Non-current assets –
Cash and investments held in Trust Account	305,937,000	302,529,000
Total assets	$306,585,000	$303,123,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$385,000	$358,000
Accrued expenses	2,076,000	1,859,000
Accrued franchise and income taxes	204,000	8,000
Due to related party	4,696,000	1,958,000
Total current liabilities	7,361,000	4,183,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	17,861,000	14,683,000

Common stock subject to possible redemption; 28,372,422 and 28,344,013 shares, respectively, at March 31, 2020 and December 31, 2019 (at approximately $10.00 per share)	283,724,000	283,440,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued, (694,820 shares of which have been redeemed), at March 31, 2020 and December 31, 2019, 932,758 and 961,167 shares, outstanding (excluding 28,372,422 and 28,344,013 shares, respectively, subject to possible redemption at March 31, 2020 and December 31, 2019)	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	563,000	847,000
Retained earnings	4,436,000	4,152,000
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$306,585,000	$303,123,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2020	2019

Revenues	$-	$-
General and administrative expenses	442,000	262,000
Loss from operations	(442,000)	(262,000)

Interest income on Trust Account	936,000	1,761,000

Interest expense on related party loan	(24,000)
Income before income taxes	470,000	1,499,000

Provision for income taxes	(186,000)	(360,000)

Net income	$284,000	$1,139,000

Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	29,305,000	30,000,000

Net income per class A common share – basic and diluted	$0.02	$0.04

Weighted average class F common shares outstanding – basic and diluted	7,500,000	7,500,000

Net income (loss) per class F common share – basic and diluted	$(0.06)	$(0.03)

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2020 and 2019

(unaudited)

		Common Stock
	Class A Shares	Amount	Class F Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity
Three months ended March 31, 2020:
Balances, December 31, 2019	961,167	$-	7,500,000	$1,000	$847,000	$4,152,000	$5,000,000
Change in Class A common stock subject to possible redemption	(28,409)	-	-	-	(284,000)	-	(284,000)
Net income, three months ended March 31, 2020	-	-	-	-	-	284,000	284,000
Balances, March 31, 2020 (unaudited)	932,758	$-	7,500,000	$1,000	$563,000	$4,436,000	$5,000,000

Three months ended March 31, 2019:
Balances, December 31, 2018	1,083,859	$-	7,500,000	$1,000	$2,234,000	$2,765,000	$5,000,000
Change in Class A common stock subject to possible redemption	(113,881)	-	-	-	(1,139,000)	-	(1,139,000)
Net income, three months ended March 31, 2019	-	-	-	-	-	1,139,000	1,139,000
Balances, March 31, 2019 (unaudited)	969,978	$-	7,500,000	$1,000	$1,095,000	$3,904,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2020	2019

Net income	$284,000	$1,139,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(936,000)	(1,761,000)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	243,000	30,000
Increase in accrued franchise and income taxes	196,000	230,000
Increase in prepaid expenses, rounding and other	(52,000)	(34,000)
Net cash used in operating activities	(265,000)	(396,000)

Cash flows from investing activities -
Deposit a portion of related party loans in Trust Account	(2,637,000)	-
Withdrawal from Trust Account for taxes and working capital	165,000	1,445,000
Net cash provided by investing activities	(2,472,000)	1,445,000

Cash flows from financing activities – Proceeds from related party loans	2,738,000	-

Net increase in cash	1,000	1,049,000
Cash at beginning of period	568,000	1,180,000
Cash at end of period	$569,000	$2,229,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$-	$265,000
Change in value of common stock subject to possible redemption	$284,000	$1,139,000

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

At March 31, 2020, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through March 31, 2020 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 16, 2017. The Company intends to finance a business combination with the net proceeds from a $300,000,000 Public Offering (Note 4) and a $8,750,000 private placement (Note 5). Upon the closing of the Public Offering and the private placement, $300,000,000 is held in the Trust Account with Continental Stock Transfer and Trust Company (the “Trustee”) acting as the trustee (the “Trust Account”) (as discussed below). See Notes 2 and 6 below regarding approximately $7,108,000 of stockholder redemptions (694,820 shares) paid from the Trust Account in October 2019 in connection with the Extension Amendment, defined below, that extends the date to complete a business combination as described therein.

The Trust Account:

Funds from the Public Offering have been placed in the Trust Account. The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of a business combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of an initial business combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by the Extended Date or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a business combination by the Extended Date (subject to the requirements of law). See Note 2 below regarding the Extension Amendment that extends the date to complete a business combination and certain stockholder redemptions paid from the Trust Account as described therein. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment discussed in Note 2.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with a business combination. Furthermore, there is no assurance that the Company will be able to successfully effect a business combination within 24 months from the closing of the Public Offering, as extended in the Extension Amendment that is further discussed in Note 2 below, if at all.

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek stockholder approval of the business combination at a meeting called for such purpose in connection with which stockholders holding Class A common stock may seek to redeem their shares, regardless of whether they vote for or against the business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital purposes, or (ii) provide stockholders holding Class A common stock with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and up to $750,000 per year which may have been released for working capital. The decision as to whether the Company will seek stockholder approval of an initial business combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. However, in no event will the Company redeem its public shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a business combination. In such case, the Company would not proceed with the redemption of its public shares of Class A common stock and the related business combination, and instead may search for an alternate business combination.

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

The Company only had 24 months from the closing date of the Public Offering to complete its initial business combination. However, as discussed further in Note 2 below, on October 22, 2019, the stockholders of the Company approved the extension of time to complete a business combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter by up to four additional 30-day periods ending on May 20, 2020. The Company has currently exercised all five extension options, (i) from December 21, 2019 to January 21, 2020, (ii) from January 21, 2020 to February 20, 2020, (iii) from February 20, 2020 to March 21, 2020, (iv) from March 21, 2020 to April 20, 2020 and (v) from April 20, 2020 to May 20, 2020 (the “Extended Date”). Subsequent to March 31, 2020, on April 21, 2020, the Company filed a definitive proxy on Schedule 14A related to a further extension of the Extended Date to November 20, 2020 (the “Second Extension”). The Company intends to hold the special meeting for the Second Extension and, if approved, effect a further extension of the Extended Date to November 20, 2020 only if the business combination (as discussed in Note 2 below) is not consummated by the Extended Date. If the Company does not complete a business combination by the Extended Date (as may be further extended by the Second Extension, if approved), it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a business combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit and the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 20, 2020.

NOTE 2 – SHARE EXCHANGE AGREEMENT FOR BUSINESS COMBINATION, WARRANT AMENDMENTS AND SECOND EXTENSION AMENDMENT

On December 2, 2019, the Company entered into an Amended and Restated Share Exchange Agreement, as amended by that First Amendment to the Amended and Restated Share Exchange Agreement, dated March 13, 2020 (the “Share Exchange Agreement”), that amends and restates the Share Exchange Agreement dated as of August 23, 2019, as amended by that First Amendment to Share Exchange Agreement dated as of September 27, 2019, with Blue Valor Limited (“Blue Valor” or the “Seller”), a company incorporated in Hong Kong and an indirect, wholly owned subsidiary of Blue Focus Intelligent Communications Group (“BlueFocus”). Pursuant to the Share Exchange Agreement, the Company will purchase all of the issued and outstanding shares of a wholly-owned holding company organized in the Cayman Islands (the “Blue Impact target”), that, at closing, will hold the Blue Impact business, a digital-first, intelligent and integrated global advertising and marketing services company (the “Blue Impact business”). The transactions contemplated by the Share Exchange are referred to as the “Business Combination.” Following the closing of the Business Combination (the “Closing”), the Company will change its legal name from Legacy Acquisition Corp. to Blue Impact Inc. (“Blue Impact”).

Pursuant to the Share Exchange Agreement, at the Closing, the Seller will receive 27,000,000 shares of Class A common stock of the Company (the “Closing Payment Shares”), subject to adjustment as set forth below, and the Company expects to (a) assume approximately $40 million of net debt related to the Blue Impact business, (b) assume $48 million of deferred acquisition purchase price obligations, and (c) pay up to approximately $90 million related to the acquisition of 100% of Madhouse Inc., a Cayman Islands exempted company, a company that makes up part of the Blue Impact business (“Madhouse”).

To facilitate the Business Combination, the Sponsor will transfer 3,500,000 outstanding Founder Shares (as defined herein) back to the Company prior to the Closing (which shares will then be cancelled and cease to be outstanding) for the right to potentially receive Deferred Shares (as described below) and the Seller has agreed to reduce the number of Closing Payment Shares from 30,000,000 shares (as originally provided in the Share Exchange Agreement) to 27,000,000 shares. The Sponsor may receive up to 2,000,000 Deferred Shares pursuant to the Sponsor Earn Back provisions and Seller will earn back all 3,000,000 of its deferred shares pursuant to the Seller Earn Back provisions.

The Closing Payment Shares will be subject to adjustment following Closing based on the extent to which, as of the Closing Date, (a) the net debt of the Blue Impact business, (b) the deferred acquisition purchase price obligations for the Blue Impact business (excluding Madhouse) and (c) the amount of the purchase price to acquire 100% of Madhouse, are each finally determined to be greater or less than the targets for such amounts specified in the Share Exchange Agreement. The determinations as of the Closing Date of the foregoing amounts and any related adjustments will be mutually agreed to by the Seller and a committee of independent directors of Blue Impact with any disagreements being resolved by a nationally recognized independent public accounting firm jointly selected by the Seller and Blue Impact.

Post-Closing up to $222 million also may be payable to the Seller after the 2022 audit is complete in the form of an incentive-based earn-out tied to average profit growth of the Madhouse business over the three-year period ending December 31, 2022. The earn-out will be payable at Blue Impact’s option in cash, stock or a combination thereof if Blue Impact’s common stock share price at the time of payment is at least $10 per share. If not, then dependent upon Blue Impact’s then-available cash, the earn-out will be payable in cash or subordinated notes. Seller has partially and irrevocably assigned a portion of any earn-out payment to fund a long-term incentive plan to be established for the benefit of designated individuals employed by or associated with the Blue Impact business.

For more information about the transactions contemplated by the Share Exchange Agreement, please see the Current Report on Form 8-K filed with the SEC on March 13, 2020 and the Definitive Proxy Statement filed on March 31, 2020.

In connection with the Business Combination, we are also seeking amendments to our public warrants (the “Public Warrant Amendments”) and private placement warrants (the “Private Warrant Amendments,” together with the Public Warrant Amendments the “Warrant Amendments”). We have outstanding 30,000,000 public warrants and 17,500,000 private placement warrants each entitling the holder to acquire 0.5 of a share of our Class A common stock, par value $0.0001 per share (the “Class A common stock”) at an exercise price of $5.75. The Warrant Amendments would involve all our outstanding public warrants and private placement warrants being cancelled at the Closing or as soon as practicable thereafter in exchange for either (i) $1.00 in cash per warrant, if the aggregate gross cash proceeds from the Trust Account at the Closing (after all redemptions of shares of Class A common stock in connection with the Business Combination but including any proceeds received by the Company from any private investment in public equity financing with private investors (“PIPE Financing”) (if consummated)) equals at least $225 million or (ii) $0.50 in cash and 0.055 of a share of Blue Impact common stock per warrant, if the aggregate gross cash proceeds from the Trust Account at the Closing (after all redemptions of shares of Class A common stock in connection with the Business Combination but including any proceeds received by the Company from any PIPE Financing (if consummated)) is less than $225 million. However, in respect of at least 14,587,770 of the 17,500,000 private placement warrants owned by our Sponsor, our Sponsor has agreed to receive all stock in such exchange at a rate of 0.11 of a share of Blue Impact common stock per warrant (or 1,604,655 share in total) and that such private placement warrants may not be exchanged for cash notwithstanding the terms of the Private Warrant Amendment. The Company further agreed to offer the option to certain institutional investors of Sponsor, who are the beneficial owners of the remaining 2,912,230 private placement warrants in the aggregate (which are held of record by the Sponsor), to exchange such private placement warrants for either (a) 0.11 shares of Blue Impact common stock per private placement warrant or (b) the same consideration as set forth in the Private Warrant Amendment; provided, that if such beneficial owners cease to beneficially own any of such private placement warrants for any reason, such private placement warrants shall revert back to the Sponsor and shall be exchanged solely for 0.11 shares of Blue Impact common stock per private placement warrant and may not be exchanged for cash notwithstanding the terms of the Private Warrant Amendment. We expect the beneficial owners of the remaining 2,912,230 private placement warrants to exchange their private placement warrants for the same consideration as the public warrants pursuant to the Public Warrant Amendment. For more information on the proposed warrant amendments, please see the preliminary consent solicitation statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on March 31, 2020.

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provided that the Company had until November 21, 2019 to complete a business combination. In order to provide the Company additional time to complete the Business Combination, on October 22, 2019 the Company’s stockholders approved an Extension Amendment (the “Extension Amendment”) in order to extend the deadline to complete the Business Combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020. The deadline to consummate the Business Combination is currently extended to May 20, 2020. On April 21, 2020, the Company filed a definitive proxy on Schedule 14A related to the Second Extension (as discussed below in more detail). The Company intends to hold the special meeting for the Second Extension and, if approved, effect a further extension of the Extended Date to November 20, 2020 only if the Business Combination is not consummated by the Extended Date. While the purpose of the Extension Amendment (and, if approved, the Second Extension) is to allow the Company more time to complete the proposed Business Combination, if the Business Combination is terminated the Company may seek to use the Extension (and, if approved, the Second Extension) to complete an alternative business combination (which effort would likely be impractical as of the date these financial statements are issued). The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned approximately $979,000 to the Company under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned approximately $879,000 per extension. As a result, Seller has loaned to the Company a total of approximately $4,696,000 and approximately $1,958,000, respectively, at March 31, 2020 and December 31, 2020. Seller subsequently loaned approximately $879,000 to the Company in April 2020, equaling an aggregate total of approximately $5,575,000 in Seller loans pursuant to the Extension Amendment and the Amended Seller Note.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to the Company the amount of the contributions to be made by the Company in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to the Company with respect to any Extension for the purpose of consummating an initial business combination other than the Business Combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that the Company will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date. As of March 31, 2020, the Company had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

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

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the Business Combination, the Company publicly announced the Company’s decision. In addition, the Company has made additional Contributions of $0.03 per outstanding public share for each period of the extension by the Company at its option and/or at the Seller’s request. The Seller has made Contributions of approximately $979,000 for each of the first three extensions, and approximately $879,000 each, for the fourth and fifth extension to March 21, 2020, for Contributions of a total aggregate amount of approximately $4,696,000. Subsequent to March 31, 2020, in April 2020, the Company elected to extend the date for the final 30-day extension period, and the Seller made a Contribution of approximately $879,000.

The Company filed a definitive proxy statement on Schedule 14A with the SEC on April 21, 2020 seeking the Second Extension to further extend the deadline to consummate a business combination to November 20, 2020. The special meeting of stockholders to vote on the Second Extension is to be held on May 18, 2020 (the “Second Extension Meeting”). If the Company’s board of directors determines that the Company will not be able to consummate an initial business combination by November 20, 2020, if the Second Extension is approved at the Second Extension Meeting, or by May 20, 2020, if the Second Extension is not approved, the Company’s board of directors would wind up the Company’s affairs and redeem 100% of the outstanding public shares.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020, as well as the Current Report on Form 8-K filed on August 27, 2019 and the Definitive Proxy Statement filed on March 31, 2020.

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

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31
	2020	2019

Net income available to Class A common stockholders:
Interest income	$936,000	$1,761,000
Less: Income and franchise taxes	(236,000)	(410,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	(188,000)	(212,000)
Net income available to Class A common stockholders	$512,000	$1,139,000

	Three months ended
	March 31,
	2020	2019

Net income available to Class F common stockholders:
Net income	$284,000	$1,139,000
Less: amount attributable to Class A common stockholders	(512,000)	(1,139,000)
Net income (loss) available to class F common stockholders	$(228,000)	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $186,000 and $360,000, respectively, in the three months ended March 31, 2020 and 2019, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 40% and 24%, respectively, for the three months ended March 31, 2020 and 2019. The Company’s effective tax rate differs from the expected income tax rate due to the start-up and business combination costs (discussed above) which are not currently deductible. At March 31, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $1,177,000 and $1,080,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 28,372,422 and 28,344,013, respectively, of the 30,000,000 Public Shares (29,305,180 of which were outstanding at March 31, 2020) were classified outside of permanent equity.

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

NOTE 4 – PUBLIC OFFERING

On November 21, 2017, the Company closed on the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock and one redeemable common stock purchase warrant (the “Warrants”). Under the terms of a warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the initial business combination. Each Warrant entitles the holder to purchase one half of one share of Class A common stock at a price of $5.75 (11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial business combination on or prior to the Extended Date allotted to complete the business combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 30,000,000 public units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

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

However, the proposed Warrant Amendments described in Note 2 would provide that each outstanding public warrant and each outstanding private placement warrant shall no longer be exercisable to purchase one-half share of Class A common stock for $5.75 per half-share (subject to adjustment as provided in the Warrant Agreement) and instead shall be converted solely into the right to receive (i) if, at the Closing, the aggregate gross cash proceeds from the trust, after redemptions and any PIPE Financing (if consummated), equals at least $225 million, $1.00 in cash or (ii) if, at the Closing, the aggregate gross cash proceeds from the trust, after redemptions and any PIPE Financing (if consummated), is less than $225 million, $0.50 in cash and 0.055 of a share of common stock. However, in respect of at least 14,587,770 of the 17,500,000 private placement warrants owned by the Sponsor, the Company and Sponsor have agreed each such private placement warrant shall be exchanged solely for 0.11 of a share of common stock (or 1,604,655 shares in total) and may not be exchanged for cash notwithstanding the terms of the Warrant Amendments. The beneficial owners of the remaining 2,912,230 private placement warrants will have the option to exchange such private placement warrants for 0.11 shares of common stock per private placement warrant in lieu of the consideration set forth in the Warrant Amendments (and we expect such beneficial owners to elect to receive the same consideration as the public warrants pursuant to the Warrant Amendments); provided, that if such beneficial owners cease to beneficially own any of such private placement warrants for any reason, such private placement warrants shall revert back to the Sponsor and shall be exchanged solely for 0.11 shares of common stock per private placement warrant and may not be exchanged for cash notwithstanding the terms of the Warrant Amendments.

If the Company does not complete a business combination within the Extended Date, then the proceeds will be part of the liquidating distribution to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

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

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month, $30,000 for each of the three months ended March 31, 2020 and 2019, for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company. No amounts were payable at March 31, 2020 or December 31, 2019.

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

At March 31, 2020 and December 31, 2019, the proceeds of the Trust Account were invested in a money market fund that invests solely in U.S. government treasury bills. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2020 and December 31, 2019 condensed balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2020 and December 31, 2019 consist of money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	March 31, 2020	Holding Gain	Markets (Level 1)
Assets:
Cash and money market	$305,937,000	$-	$305,937,000
Total	$305,937,000	$-	$305,937,000

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	December 31, 2019	Holding Loss	Markets (Level 1)
Assets:
Cash and money market	$302,529,000	$-	$302,529,000
Total	$302,529,000	$-	$302,529,000

The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement.

During the three months ended March 31, 2020, the Company withdrew approximately $165,000 from the Trust Account to fund permitted withdrawals for working capital at the rate of $750,000 per year. Subsequent to March 31, 2020, in April 2020, the Company withdrew approximately $125,000 permitted to be withdrawn for working capital.

During the year ended December 31, 2019, the Company withdrew approximately $2,638,000 from the Trust Account in order to pay 2018 actual and 2019 estimated income taxes (approximately $1,397,000) and franchise taxes (approximately $420,000) paid in installments and to released approximately $813,000 allowed for working capital (including undistributed amounts from the prior year).

On October 22, 2019, in connection with the Extension Amendment, stockholders elected to redeem 694,820 public shares of the Company’s Class A common stock at approximately $10.23 per share resulting in a distribution from the Trust Account of approximately $7,108,000. Additionally, during the year ended December 31, 2019, the Company received approximately $1,758,000 (two payments of approximately $879,000) from the Seller representing the payment of $0.03 per outstanding public share (29,305,180 public shares) for each extension period under the Extension Amendment discussed further in Note 2. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, and from February 20, 2020 to March 21, 2020. In connection with each of these extensions, the Company deposited approximately $879,000 into the Trust Account representing the continued payment of $0.03 per outstanding public share (29,305,180 public shares for each extension period). As a result of the extensions, the Company has deposited a total of approximately $4,396,000 (five payments) and $1,758,000 (two payments) at March 31, 2020 and December 31, 2019, respectively. Subsequent to March 31, 2020, in April 2020, an additional approximately $879,000 was deposited in the Trust Account, raising the total deposited to approximately $5,275,000.

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

At each of March 31, 2020 and December 31, 2019 there were 7,500,000 shares of Class F common stock issued and outstanding and 29,305,180 shares of Class A common stock outstanding (28,372,422 and 28,344,013, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2020 and December 31, 2019, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s, or its target’s, financial position, results of its operations and/or completion of the business combination, the specific impact is not readily determinable as of the date of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and the financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2020.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Form 10-Q regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Recent Developments — Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, Hubei Province, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases respectively has resulted and could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 and related disruptions in the domestic and global economies and the financial markets persist, which may make it difficult to negotiate financing related to a business combination and to consummate a transaction in a timely manner. The extent to which COVID-19 impacts our business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

The Blue Impact business is continuing to monitor the impact of the COVID-19 pandemic, including changes in business and consumer behavior related to illness and pandemic fears and restrictions intended to slow the spread of COVID-19 (such as quarantines, government-mandated actions, shelter-in-place orders and other restrictions) on its global business and its financial results, as well as the economic conditions in the regions it, its clients and their customers operate and reside. The Blue Impact business is working with various stakeholders (including its clients, team members and vendors) to assess and implement responsive actions designed to mitigate adverse consequences of the COVID-19 pandemic. Areas being assessed include (i) the potential and varying negative impact of the COVID-19 pandemic on advertising and marketing service spending and budgets of our various clients, (ii) Blue Impact’s inability to provide certain marketing services (such as events-based marketing services), and (iii) the ability of Blue Impact employees to generally work and effectively operate and interface remotely with clients and other Blue Impact team members and offices (including Blue Impact offices in Europe, Canada and the U.S. which are currently closed and with its team members working remotely).

At this time, the impact of the COVID-19 pandemic on the overall Blue Impact business, financial condition and results of operations is uncertain. As a result of the uncertainties around the impact of the COVID-19 pandemic and related events that may directly impact its operations, the historic results and preliminary results as well as any previously provided forward-looking estimates, may not be representative of the Blue Impact business’s overall future operating results or growth prospects.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed a number of opportunities for the purpose of entering into a business combination with an operating business, and, as described below in further detail under the caption “Agreement for Business Combination and Extension Amendment” have entered into a Share Exchange Agreement with Blue Valor Limited, but we are not able to determine as of the date of this Form 10-Q whether we will complete a business combination with such target business or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination, including any shares that may be issued in connection with the Warrant Amendments:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution could increase if the anti-dilution provisions in the Class F common stock are not waived (as contemplated by the terms of the Share Exchange Agreement and related transaction agreements) and result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class F common stock;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2020 we had approximately $569,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Agreement for Business Combination and Extension Amendment

On December 2, 2019, we entered into an Amended and Restated Share Exchange Agreement, as amended by that First Amendment to the Amended and Restated Share Exchange Agreement, dated March 13, 2020 (the “Share Exchange Agreement”), that amends and restates the Share Exchange Agreement dated as of August 23, 2019, as amended by that First Amendment to Share Exchange Agreement dated as of September 27, 2019, with Blue Valor Limited (“Blue Valor” or the “Seller”), a company incorporated in Hong Kong and an indirect, wholly owned subsidiary of Blue Focus Intelligent Communications Group (“BlueFocus”). Pursuant to the Share Exchange Agreement, we will purchase all of the issued and outstanding shares of a wholly-owned holding company organized in the Cayman Islands (the “Blue Impact target”), that, at closing, will hold the Blue Impact business, a digital-first, intelligent and integrated global advertising and marketing services company (the “Blue Impact business”). We refer to the transactions contemplated by the Share Exchange as the “Business Combination.” Following the closing of the Business Combination (the “Closing”), we will change our legal name from Legacy Acquisition Corp. to Blue Impact Inc. (“Blue Impact”).

Pursuant to the Share Exchange Agreement, at the Closing, the Seller will receive 27,000,000 shares of our Class A common stock (the “Closing Payment Shares”), subject to adjustment as set forth below, and we expect to (a) assume approximately $40 million of net debt related to the Blue Impact business, (b) assume $48 million of deferred acquisition purchase price obligations, and (c) pay up to approximately $90 million related to the acquisition of 100% of Madhouse.

To facilitate the business combination, the Sponsor will transfer 3,500,000 outstanding Founder Shares (as defined herein) back to us prior to the Closing (which shares will then be cancelled and cease to be outstanding) for the right to potentially receive Deferred Shares (as described below) and the Seller has agreed to reduce the number of Closing Payment Shares from 30,000,000 shares (as originally provided in the Share Exchange Agreement) to 27,000,000 shares. The Sponsor may receive up to 2,000,000 Deferred Shares pursuant to the Sponsor Earn Back provisions and Seller will earn back all 3,000,000 of its deferred shares pursuant to the Seller Earn Back provisions.

The Closing Payment Shares will be subject to adjustment following Closing based on the extent to which, as of the Closing Date, (a) the net debt of the Blue Impact business, (b) the deferred acquisition purchase price obligations for the Blue Impact business (excluding Madhouse) and (c) the amount of the purchase price to acquire 100% of Madhouse, are each finally determined to be greater or less than the targets for such amounts specified in the Share Exchange Agreement. The determinations as of the Closing Date of the foregoing amounts and any related adjustments will be mutually agreed to by the Seller and a committee of independent directors of Blue Impact with any disagreements being resolved by a nationally recognized independent public accounting firm jointly selected by the Seller and Blue Impact.

Post-Closing up to $222 million also may be payable to the Seller after the 2022 audit is complete in the form of an incentive-based earn-out tied to average profit growth of the Madhouse business over the three-year period ending December 31, 2022. The earn-out will be payable at Blue Impact’s option in cash, stock or a combination thereof if Blue Impact’s common stock share price at the time of payment is at least $10 per share. If not, then dependent upon Blue Impact’s then-available cash, the earn-out will be payable in cash or subordinated notes. Seller has partially and irrevocably assigned a portion of any earn-out payment to fund a long-term incentive plan to be established for the benefit of designated individuals employed by or associated with the Blue Impact business.

For more information about the transactions contemplated by the Share Exchange Agreement, please see the Current Report on Form 8-K filed with the SEC on March 13, 2020 and the Definitive Proxy Statement filed on March 31, 2020.

In connection with the Business Combination, we are also seeking amendments to our public warrants (the “Public Warrant Amendments”) and private placement warrants (the “Private Warrant Amendments”, together with the Public Warrant Amendments, the “Warrant Amendments”). We have outstanding 30,000,000 public warrants and 17,500,000 private placement warrants each entitling the holder to acquire 0.5 of a share of our Class A common stock, par value $0.0001 per share (the “Class A common stock”) at an exercise price of $5.75. The Warrant Amendments would involve all our outstanding public warrants and private placement warrants being cancelled at the Closing or as soon as practicable thereafter in exchange for either (i) $1.00 in cash per warrant, if the aggregate gross cash proceeds from the Trust Account at the Closing (after all redemptions of shares of Class A common stock in connection with the Business Combination but including any proceeds received by us from any private investment in public equity financing with private investors (“PIPE Financing”) (if consummated)) equals at least $225 million or (ii) $0.50 in cash and 0.055 of a share of Blue Impact common stock per warrant, if the aggregate gross cash proceeds from the Trust Account at the Closing (after all redemptions of shares of Class A common stock in connection with the Business Combination but including any proceeds received by us from any PIPE Financing (if consummated)) is less than $225 million. However, in respect of at least 14,587,770 of the 17,500,000 private placement warrants owned by our Sponsor, our Sponsor has agreed to receive all stock in such exchange at a rate of 0.11 of a share of Blue Impact common stock per warrant (or 1,604,655 share in total) and that such private placement warrants may not be exchanged for cash notwithstanding the terms of the Private Warrant Amendment. We further agreed to offer the option to certain institutional investors of Sponsor, who are the beneficial owners of the remaining 2,912,230 private placement warrants in the aggregate (which are held of record by the Sponsor), to exchange such private placement warrants for either (a) 0.11 shares of Blue Impact common stock per private placement warrant or (b) the same consideration as set forth in the Private Warrant Amendment; provided, that if such beneficial owners cease to beneficially own any of such private placement warrants for any reason, such private placement warrants shall revert back to the Sponsor and shall be exchanged solely for 0.11 shares of Blue Impact common stock per private placement warrant and may not be exchanged for cash notwithstanding the terms of the Private Warrant Amendment. We expect the beneficial owners of the remaining 2,912,230 private placement warrants to exchange their private placement warrants for the same consideration as the public warrants pursuant to the Public Warrant Amendment. For more information on the proposed warrant amendments, please see the preliminary consent solicitation statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on March 31, 2020.

Our Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provided that we have until November 21, 2019 to complete a business combination. In order to provide us additional time to complete the business combination, on October 22, 2019 our stockholders approved an Extension Amendment (the “Extension Amendment”) in order to extend the deadline to complete the business combination from November 21, 2019 to December 21, 2019 and thereafter at our option or upon the Sellers request up to five times, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020. The deadline to consummate the business combination is currently extended to May 20, 2020. On April 21, 2020, we filed a definitive proxy on Schedule 14A seeking to further extend the deadline to consummate a business combination (the “Second Extension”) to November 20, 2020 (as discussed below in more detail). We intend to hold the special meeting for the Second Extension and, if approved, effect a further extension of the Extended Date to November 20, 2020 only if the Business Combination is not consummated by the Extended Date. While the purpose of the Extension Amendment (and, if approved, the Second Extension) is to allow us more time to complete the proposed Business Combination, if the Business Combination is terminated we may seek to use the Extension to complete an alternative business combination (which effort would likely be impractical as of the date these financial statements are issued). We may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

On October 23, 2019, we issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to us for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by our stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”), issued in our initial public offering (the “public shares”), and 29,305,180 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with our proxy materials relating to the special meeting, on or about October 23, 2019, we made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with our extension of the date by which we have to consummate a business combination from December 21, 2019, to January 21, 2020, we issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, we have extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned approximately $979,000 to us under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned approximately $879,000 per extension. As a result, Seller has loaned to us a total of approximately $4,696,000 and approximately $1,958,000, respectively, at March 31, 2020 and December 31, 2020. Seller subsequently loaned approximately $879,000 to us in April 2020, equaling an aggregate total of approximately $5,575,000 in Seller loans pursuant to the Extension Amendment and the Amended Seller Note.

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to us the amount of the contributions to be made by us in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to us with respect to any Extension for the purpose of consummating an initial business combination other than the Business Combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that we will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund our Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that we reasonably expect incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Extended Date. As of March 31, 2020, we had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

The Seller Loans will be forgiven by the Seller if the closing of the Business Combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to us (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by us to the Seller upon consummation of the Business Combination.

When we elected and/or the Seller requested that we extend the date by which we have to consummate the Business Combination, we have publicly announced our decision. In addition, we have made additional Contributions of $0.03 per outstanding public share for each period of the extension by us at our option and/or at the Seller’s request. The Seller has made Contributions of approximately $979,000 for each of the first three extensions, and approximately $879,000 each, for the fourth and fifth extension to March 21, 2020, for Contributions of a total aggregate amount of approximately $4,696,000. Subsequent to March 31, 2020, in April 2020, we elected to extend the date for the final 30-day extension period, and the Seller made a Contribution of approximately $879,000.

We filed a definitive proxy statement on Schedule 14A with the SEC on April 21, 2020 seeking to further extend the deadline to consummate a business combination (the “Second Extension”) to November 20, 2020. The special meeting of stockholders to vote on the Second Extension is to be held on May 18, 2020 (the “Second Extension Meeting”). If our board of directors determines that we will not be able to consummate an initial business combination by November 20, 2020, if the Second Extension is approved at the Second Extension Meeting, or by May 20, 2020, if the Second Extension is not approved, our board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

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

In the three months ended March 31, 2020 and 2019 our principal operating expenses included approximately $84,000 and $72,000 for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $50,000 in franchise taxes, approximately $275,000 and $60,000 in consulting, legal and travel costs associated with our search for a business combination candidate and related proxy and other costs and approximately $30,000 and $30,000 ($10,000 per month) in administrative fees to our Sponsor. Additionally, in the three months ended March 31, 2020, we incurred approximately $24,000 of interest expense on the notes issued in connection with the October 23, 2020 Extension Amendment, as amended. Further, during the three months ended March 31, 2020 and 2019, we generated approximately $936,000 and $1,761,000 of interest income on the U.S. government treasury bill investments in the Trust Account. The lower interest income in 2020 is largely due to lower interest rates. Such interest income is currently taxable and results in a provision for income taxes of approximately $186,000 and $360,000 in the three months ended March 31, 2020 and 2019 since the majority of our operating expenses are considered start-up costs and are not currently deductible. We periodically withdraw funds from the Trust Account to fund the payment of income and franchise taxes and for permitted withdrawals for working capital.

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

Liquidity and Capital Resources

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $887,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, are approximately $301.6 million. Of this amount, $300.0 million was placed in the Trust Account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 was made available to us for working capital and is not held in the Trust Account. See below regarding approximately $7,108,000 which was disbursed from the Trust Account in October 2019 in connection with the redemption of 694,820 shares by stockholders in connection with the Extension Amendment.

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

As of March 31, 2020, we have available to us approximately $569,000 of proceeds held outside the Trust Account. We may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

See “Overview, Agreement for Business Combination and Exchange Amendment” above for a discussion of the Share Exchange Agreement and the Extension Amendment.

On October 23, 2019, we issued the Seller Note for the aggregate principal amount of approximately $979,000 (including $100,000 provided to us for working capital), to the Seller. Borrowings under the Seller Note will bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by our stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of our Class A common stock, par value $0.0001 per share, issued in our Initial Public Offering ( the “public shares”), and approximately 29,305,180 public shares remain issued and outstanding following such redemptions. Accordingly, consistent with our proxy materials relating to the special meeting, on or about October 23, 2019, we made a cash Contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with our extension of the date by which we have to consummate a business combination from December 21, 2019, to January 21, 2020, we issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, we have extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned approximately $979,000 to us under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned $879,000. As a result, Seller has loaned to us a total of $4,696,000 at March 31, 2020, excluding $879,000 loaned subsequent to March 31, 2020 in April 2020 (an aggregate total of approximately $5,575,000).

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to us the amount of the Contributions to be made by us in connection with the initial Extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to us with respect to any Extension for the purpose of consummating an initial business combination other than the business combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that we will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund our Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that we reasonably expect incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date. As of March 31, 2020, we had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

The Seller Loans will be forgiven by the Seller if the closing of the business combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to us (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by us to the Seller upon consummation of the business combination.

When we elected and/or the Seller requested that we extend the date by which we have to consummate the business combination, we publicly announced the Company’s decision. In addition, we made additional Contributions of $0.03 per outstanding public share for each period of the extension by us at our option and/or at the Seller’s request. The Seller has so far made Contributions of approximately $979,000 for each of the first three extensions, and approximately $879,000 for the fourth and fifth extension to March 21, 2020, for Contributions of a total aggregate amount of approximately $4,696,000. Subsequent to March 31, 2020, in April 2020, we elected to extend the date for the one remaining 30-day extension periods, the Seller made Contributions of approximately $879,000, respectively. On April 21, 2020, we filed a definitive proxy on Schedule 14A seeking to further extend the deadline to consummate a business combination. We intend to hold the special meeting for the Second Extension and, if approved, effect a further extension of the Extended Date to November 20, 2020 only if the Business Combination is not consummated by the Extended Date. If our board of directors determines that we will not be able to consummate an initial business combination by the Extended Date (or, if approved, the Second Extension), our board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

We believe our sources of liquidity, including our $569,000 cash position at March 31, 2020, together with the agreement for Seller Loans in the Share Exchange Agreement, are adequate to fund our operations until May 20, 2020 the Extended Date. In addition, we may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement. We will use these funds primarily to perform business due diligence on the prospective business combination target business, review corporate documents and material agreements of prospective target business, structure, negotiate and complete the business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any material capital expenditures during 2020, except as may be incurred in connection with our initial business combination (if any).

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our Sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Assuming that we complete our initial business combination within the Outside Extended Date, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Unless and until we complete an initial business combination, we expect our primary liquidity requirements will include legal, accounting, due diligence, travel and other expenses associated with completing the business combination or structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses. There can be no assurances that we will complete our initial business combination within the 24 month period subsequent to our Public Offering and called for under the Extension Amendment, which could materially and adversely affect our liquidity requirements and working capital needs.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit and the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 20, 2020.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31
	2020	2019

Net income available to Class A common stockholders:
Interest income	$936,000	$1,761,000
Less: Income and franchise taxes	(222,000)	(410,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	(188,000)	(212,000)
Net income available to Class A common stockholders	$526,000	$1,139,000

	Three months ended
	March 31,
	2020	2019

Net income available to Class F common stockholders:
Net income	$284,000	$1,139,000
Less: amount attributable to Class A common stockholders	(526,000)	(1,139,000)
Net income (loss) available to class F common stockholders	$(242,000)	$-

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $186,000 and $360,000, respectively, in the three months ended March 31, 2020 and 2019, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 40% and 24%, respectively, for the three months ended March 31, 2020 and 2019. The Company’s effective tax rate differs from the expected income tax rate due to the start-up costs and business combination costs (discussed above) which are not currently deductible. At March 31, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $1,177,000 and $1,080,000, respectively, primarily related to start-up costs and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 28,372,422 and 28,344,013, respectively, of the 30,000,000 Public Shares were classified outside of permanent equity at approximately $10.00 per share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting, the Company’s management utilizes the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, other than as set forth below in this “Item 1A. Risk Factors”. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The current coronavirus (COVID-19) pandemic or the outbreak of another communicable disease may materially and adversely affect our ability to complete the proposed Business Combination with the Seller as well as the business, financial condition and results of operations of the Blue Impact business. At this time, the impact of the COVID-19 pandemic on our proposed Business Combination and the Blue Impact business, financial condition and results of operations is uncertain and the historic operating results for the Blue Impact business, as a whole, may not be representative of its overall future operating results or growth prospects.

We face significant risks related to health epidemics or outbreaks of communicable diseases. Most recently, in December 2019, an outbreak of a new virus known as the coronavirus (COVID-19) began in Wuhan, Hubei Province, China and has since rapidly spread as a pandemic globally. Similarly in 2003, several countries, including China, experienced an outbreak of a highly contagious form of atypical pneumonia known as severe acute respiratory syndrome (SARS), which spread rapidly outside the country of origin.

A health epidemic or communicable disease outbreak could result in a widespread health crisis that could potentially adversely affect general commercial activity, including the businesses of the clients of the Blue Impact business or any other potential business combination target, and the economies and financial markets of many countries. We may be unable to complete the Business Combination or any other business combination if continued concerns relating to COVID-19 and related disruptions in the domestic and global economies and the financial markets persist, which may make it difficult to negotiate financing related to a business combination and to consummate a transaction in a timely manner. The extent to which COVID-19 impacts the Business Combination or any other potential business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate the Business Combination or any other potential business combination may be materially adversely affected. Further, an actual or perceived epidemic/outbreak in the regions that we operate or the markets in which the clients’ of the Blue Impact business or any other potential business combination target operation, as well as responsive or precautionary measures by governments and health agencies, business and consumers (both locally and internationally), could adversely impact our ability to complete the Business Combination or any other potential business combination that we may pursue as well as the business of the Blue Impact business or any other potential business combination target, the businesses of the clients’ of the Blue Impact business or any other potential business combination and, consequently, their respective financial results.

Initially due to the outbreak of COVID-19 in China, travel to and within China has been restricted and our offices and the offices of many of our China-based clients and service providers were closed for an additional period beyond the traditional lunar new year holiday (as mandated by the PRC government). Many companies in China are continuing to restrict or significantly limit access to their offices by employees and other third-parties as a precautionary matter while also encouraging their employees to work remotely. To date, these events have made it more difficult for the China-based operations of the Blue Impact business to timely close its financial records and facilitate the related audit process (including receipt of customary audit confirmations).

More recently, with the spread of COVID-19, numerous national and local governments and health agencies have implemented various emergency actions and measures (including border closure and other travel restrictions, and shelter-in-place and quarantine requirements) in an effort to slow the spread of COVID-19. There is significant uncertainty including as to how long these actions and measures will remain in place, what additional actions or measures may be implemented and the degree to which, and the manner in which, these actions and measures will adversely impact general commercial activities, including the businesses of the clients of the Blue Impact business, and the economies and financial markets of many countries. Among other things, these actions and measures have resulted in the offices of the Blue Impact business and the offices of the customers of the Blue Impact business and its service providers recently being closed in numerous locations in Canada, Europe and the U.S. (including New York and California) with the employees of the Blue Impact business and other’s employees working remotely on a potentially indefinite basis.

We, the Seller and the Blue Impact business are continuing to monitor the impact of the COVID-19 pandemic. At this time, the impact of the COVID-19 pandemic on the business, financial condition and results of operations of the Blue Impact business is uncertain and the historic Blue Impact business operating results may not be indicative of future overall operating results and growth prospects. For example, even though certain of the business’s clients business’ are digital or ecommerce based; and the Blue Impact employees are expected to generally work and effectively operate and interface remotely with clients and other Blue Impact team members and offices, the impact of the COVID-19 pandemic on the overall Blue Impact business, financial condition and results of operations is uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Share Exchange Agreement, dated as of August 23, 2019, by and between the Company and Blue Valor Limited.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 27, 2019.
2.2	First Amendment to Share Exchange Agreement, dated as of September 27, 2019, by and between the Company and Blue Valor Limited.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 8, 2019.
2.3	Amended and Restated Share Exchange Agreement, dated as of December 2, 2019, by and between Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group Ltd. and the Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019.
2.4	First Amendment to the Amended and Restated Share Exchange Agreement, dated as of March 13, 2020, by and between the Company and Blue Valor Limited.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2020.
3.1	Bylaws of the Company.	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
3.2	Articles of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019.
4.1	Specimen Unit certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.2	Specimen Class A common stock Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.

4.3	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.4	Warrant Agreement, dated as of November 16, 2017 by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
4.5	See Exhibit 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
4.6	See Exhibit 3.3 for provisions of the Amended and Restated By-Laws, as amended, of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.1	Investment Management Trust Account Agreement, dated as of November 16, 2017, between Continental Stock Transfer & Trust Company and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.2	Registration Rights Agreement, dated as of November 16, 2017, by and among the Company and the initial security holders.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.3	Letter Agreement, dated as of November 16, 2017, by and between the Company, the initial security holders and the officers and directors of the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.4	Amended and Restated Promissory Note, dated October 20, 2017, issued to Legacy Acquisition Sponsor I LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.5	Securities Subscription Agreement, dated October 16, 2016, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.6	Sponsor Warrants Purchase Agreement effective as of October 24, 2017, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.7	Administrative Services Agreement, dated as of November 16, 2017, by and among the Company and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-38296) filed with the Securities and Exchange Commission on March 29, 2018.
10.8	Form of Indemnity Agreement	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
10.9	Amendment No. 1 to Investment Management Trust Agreement dated October 22, 2019 by and between the Company and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019.

10.10	Promissory Note dated as of October 23, 2019 issued by the Company to Blue Valor Limited.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2019.
10.11	Share Redemption Agreement, dated as of December 2, 2019, by and between Blue Valor Limited, a company incorporated in Hong Kong, and an indirect, wholly owned subsidiary of BlueFocus Intelligent Communications Group Co. Ltd., Legacy Acquisition Sponsor I LLC and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019.
10.12	Sponsor Support Agreement, dated as of March 13, 2020, by and among Legacy Acquisition Sponsor I, LLC, the Company, and Blue Valor Limited.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2020.
10.13	Warrant Holder Support Agreement, dated as of March 9, 2020, by and between the Company and Longfellow Investment Management Co., LLC.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed on March 31, 2020.
10.14	Waiver Agreement, dated as of March 13, 2020, by and between the Company and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2020.
10.15	Termination Agreement, dated as of March 13, 2020, by and among the Company, Legacy Acquisition Sponsor I LLC and Blue Valor Limited.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 13, 2020.
10.16	Form of Warrant Holder Support Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 13, 2020.
10.17	Warrant Holder Support Agreement, dated March 9, 2020, by and between the Company and Alyeska Investment Group LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 13, 2020.
10.18	Warrant Holder Support Agreement, dated March 9, 2020, by and between the Company and Kepos Alpha Master Fund L.P.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 13, 2020.

10.19	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY ACQUISITION CORP.

Dated: May 8, 2020	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: May 8, 2020	/s/ William C. Finn
Name: William C. Finn
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)