Form 10-Q
period 2020-06-30
Legacy Acquisition Corp.
filed 2020-08-10
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 6,122,699 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 5,853,543 shares of Class A common stock trade separately.

LEGACY ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets –
Cash	$563,000	$568,000
Prepaid expenses and other assets	58,000	26,000
Total current assets	621,000	594,000

Non-current assets –
Cash and investments held in Trust Account	63,978,000	302,529,000
Total assets	$64,599,000	$303,123,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$993,000	$358,000
Accrued expenses	2,697,000	1,859,000
Accrued franchise and income taxes	-	8,000
Notes payable	5,575,000	1,958,000
Total current liabilities	9,265,000	4,183,000

Other liabilities –
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	19,765,000	14,683,000

Common stock subject to possible redemption; 3,983,497 and 28,344,013 shares, respectively, at June 30, 2020 and December 31, 2019 (at approximately $10.00 per share)	39,834,000	283,440,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized, shares, 30,000,000 shares issued, (23,877,301 shares of which have been redeemed) at June 30, 2020 and December 31, 2019, 2,139,202 and 961,167 shares, outstanding (excluding 3,983,497 and 28,344,013 shares, respectively, subject to possible redemption at June 30, 2020 and December 31, 2019)	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	2,029,000	847,000
Retained earnings	2,970,000	4,152,000
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$64,599,000	$303,123,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
General and administrative expenses	1,531,000	1,094,000	1,973,000	1,356,000
Loss from operations	(1,531,000)	(1,094,000)	(1,973,000)	(1,356,000)

Interest income on Trust Account	105,000	1,805,000	1,041,000	3,566,000
Interest expense on Notes payable	(28,000)	-	(52,000)	-
(Loss) income before income taxes	(1,454,000)	711,000	(984,000)	2,210,000

Provision for income taxes	(12,000)	(370,000)	(198,000)	(730,000)

Net (loss) income	$(1,466,000)	$341,000	$(1,182,000)	$1,480,000
Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	6,123,000	30,000,000	6,123,000	30,000,000
Net income (loss) per class A common share – basic and diluted	$(0.01)	$0.05	$0.12	$0.09
Weighted average class F common shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Net (loss) per class F common share – basic and diluted	$(0.20)	$(0.14)	$(0.26)	$(0.17)

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2020 and 2019

(unaudited)

		Common Stock			Additional
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Three and six months ended June 30, 2020:
Balances, December 31, 2019 (audited)	961,167	-	7,500,000	$1,000	$847,000	$4,152,000	$5,000,000
Change in Class A common stock subject to possible redemption	(28,409)	-	-	-	(284,000)	-	(284,000)
Net income, three months ended March 31, 2020	-	-	-	-	-	284,000	284,000
Balances, March 31, 2020 (unaudited)	932,758	$-	7,500,000	$1,000	$563,000	$4,436,000	$5,000,000
Net loss, three months ended June 30, 2020	-	-	-	-	-	(1,466,000)	(1,466,000)
Shares redeemed at $10.46 per share in May 2020 (Notes 1 & 6)	(23,182,481)	-	-	-	(242,423,000)	-	(242,423,000)
Change in Class A common stock subject to possible redemption	24,388,925	-	-	-	243,889,000		243,889,000
Balances, June 30, 2020 (unaudited)	2,139,202	$-	7,500,000	$1,000	$2,029,000	$2,970,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

For the three and six months ended June 30, 2020 and 2019

(unaudited)

		Common Stock			Additional
	Class A Shares	Amount	Class F Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Three and six months ended June 30, 2019:
Balances, December 31, 2018 (audited)	1,083,859	$-	7,500,000	$1,000	$2,234,000	$2,765,000	$5,000,000
Change in Class A common stock subject to possible redemption	(113,881)	-	-	-	(1,139,000)	-	(1,139,000)
Net income, three months ended March 31, 2019	-	-	-	-	-	1,139,000	1,139,000
Balances, March 31, 2019 (unaudited)	969,978	$-	7,500,000	$1,000	$1,095,000	$3,904,000	$5,000,000
Change in Class A common stock subject to possible redemption	(34,122)	-	-	-	(341,000)	-	(341,000)
Net income, three months ended June 30, 2020	-	-	-	-	-	341,000	341,000
Balances, June 30, 2019 (unaudited)	935,856	$-	7,500,000	$1,000	$754,000	$4,245,000	$5,000,000

See accompanying notes to condensed financial statements

LEGACY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2020	2019

Net income	$(1,182,000)	$1,480,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(1,041,000)	(3,566,000)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,473,000	618,000
Decrease in accrued franchise and income taxes	(8,000)	(205,000)
Increase in prepaid expenses, rounding and other	(32,000)	(32,000)
Net cash used in operating activities	(790,000)	(1,705,000)

Cash flows from investing activities -
Redemptions of Class A common stock	242,423,000
Deposit a portion of Note Payable in Trust Account	(3,517,000)	-
Withdrawal from Trust Account for taxes and working capital	685,000	1,910,000
Net cash provided by investing activities	239,591,000	1,910,000

Cash flows from financing activities –
Withdrawal from Trust Account for redemption of Class A common stock	(242,423,000)	-
Proceeds from Notes payable	3,617,000	-
Net cash used in financing activities	(238,806,000)	-

Net (decrease) increase in cash	(5,000)	205,000
Cash at beginning of period	568,000	1,180,000
Cash at end of period	$563,000	$1,385,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$190,000	$812,000

Change in value of common stock subject to possible redemption	$244,000	$1,480,000

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

At June 30, 2020, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential Business Combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest, if at all. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Sponsor and Financing:

The Company’s sponsor is Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 16, 2017. The Company intends to finance a Business Combination with the net proceeds from a $300,000,000 Public Offering (Note 4) and a $8,750,000 private placement (Note 5). Upon the closing of the Public Offering and the private placement, $300,000,000 was held in the Trust Account with Continental Stock Transfer and Trust Company (the “Trustee”) acting as the trustee (the “Trust Account”) (as discussed below). See Note 6 below regarding an aggregate of approximately $249,531,000 of shareholder redemptions including approximately $242,423,000 of shareholder redemptions (23,182,481 shares) paid from the Trust Account in May 2020, and approximately $7,108,000 of shareholder redemptions (694,820 shares) paid from the Trust Account in October 2019, in connection with the Extension Amendments, defined below, that extends the date to complete a Business Combination as described therein.

The Trust Account:

Funds from the Public Offering have been placed in the Trust Account. The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes, if any, none of the funds held in Trust may be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination by the Extended Date (as defined in Note 2) or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination by the Extended Date (subject to the requirements of law). See Note 2 below regarding the Extension Amendments that extend the date to complete a Business Combination and certain shareholder redemptions paid from the Trust Account as described therein. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment discussed in Note 2.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination before its termination date set forth in its charter that are further discussed in Note 2 below, if at all.

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

The Company had 24 months from the closing date of the Public Offering to complete its initial Business Combination. However, as discussed further in Note 2 below, on October 22, 2019, the shareholders of the Company approved the extension of time to complete the Business Combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter by up to four additional 30-day periods ending on May 20, 2020. The Company has currently exercised all five extension options, (i) from December 21, 2019 to January 21, 2020, (ii) from January 21, 2020 to February 20, 2020, (iii) from February 20, 2020 to March 21, 2020, (iv) from March 21, 2020 to April 20, 2020 and (v) from April 20, 2020 to May 20, 2020. On April 21, 2020, the Company filed a definitive proxy on Schedule 14A related to a further extension of the deadline to consummate a Business Combination to November 20, 2020 (the “Second Extension”). Thereafter, on May 18, 2020, the shareholders of the Company approved an extension of time to complete the Business Combination from May 20, 2020 to November 20, 2020 (the “Extended Date”). If the Company does not complete a Business Combination by the Extended Date, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the working capital deficit and the mandatory liquidation and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2020.

NOTE 2 – SHARE EXCHANGE AGREEMENT FOR BUSINESS COMBINATION AND EXTENSION AMENDMENTS

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

Subsequent to June 30, 2020, on July 20, 2020, the Company terminated the Share Exchange Agreement pursuant to Section 10.1(f) therein, which allowed either party to terminate the agreement if the business combination contemplated therein was not consummated by May 20, 2020. The termination was in response to the increasing impact on the global advertising sector, and global markets broadly, resulting from the COVID-19 pandemic, which has negatively affected market valuations. Under the terms of the Share Exchange Agreement, Legacy would have purchased all of the issued and outstanding shares of a wholly owned holding company of Blue Valor, which held an advertising & marketing services group, which we refer to as the “Blue Impact business.” Legacy is proceeding to evaluate alternative Business Combinations. No termination penalty was incurred or became payable by Legacy in connection with the termination of the Share Exchange Agreement.

Pursuant to their respective terms, each of (i) the Sponsor Support Agreement, dated March 13, 2020, by and among the Sponsor, Legacy and Blue Valor, (ii) the Waiver Agreement, dated March 13, 2020, by and between the Sponsor and Legacy, and (iii) the Warrant Holder Support Agreements, dated March 13, 2020, by and between Legacy and the holders of approximately 19,765,000 (or approximately 65.9%) of Legacy’s public warrants, terminated concurrently with the termination of the Share Exchange Agreement. Additionally, the Warrant Amendments, as described more fully in Note 4 below, will not take effect and there will be no redemption rights or liquidating distribution with respect to Legacy’s warrants. The warrants will expire worthless if Legacy does not complete an alternative Business Combination.

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provided that the Company had until November 21, 2019 to complete a Business Combination. In order to provide the Company additional time to complete the Business Combination with the Blue Impact business, on October 22, 2019, the Company’s shareholders approved an Extension Amendment (the “Extension Amendment”) in order to extend the deadline to complete a Business Combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020 (the “Initial Extended Date”). On April 21, 2020, the Company filed a definitive proxy on Schedule 14A related to the Second Extension. Thereafter, on May 18, 2020, the shareholders of the Company approved an extension of time to complete the Business Combination from May 20, 2020 to November 20, 2020 (the “Extended Date”). As such, the deadline to consummate a Business Combination is currently extended to November 20, 2020. While the purpose of the Extension Amendments were initially to allow the Company more time to complete the proposed Business Combination with the Blue Impact business, the Company may use the Extension to complete an alternative Business Combination. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), until the Extended Date.

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remained issued and outstanding at that time following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a Business Combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company extended the date by which it had to consummate a Business Combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned $979,155.40 to the Company under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned $879,155.40 for each extension. As a result, Seller loaned to the Company a total of $5,574,932.40 at June 30, 2020 (six loans), of which a total of $1,958,310.80 was loaned at December 31, 2019 (two loans).

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to Legacy the amount of the contributions to be made by Legacy in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial Business Combination other than the Business Combination with the Blue Impact business. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination with the Blue Impact business or the Initial Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Initial Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the Business Combination or the Initial Extended Date. As of June 30, 2020, Legacy had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

The Seller Loans will be forgiven by the Seller if the closing of a Business Combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of a Business Combination.

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the Business Combination with the Blue Impact business, the Company publicly announced the Company’s decision no later than the close of business on the last day of the then-current extension period. In addition, the Company made additional Contributions of $0.03 per outstanding public share for each period of the extension by Legacy at its option and/or at the Seller’s request. The Company made Contributions of $879,155.40 for each of the six extensions at June 30, 2020, for Contributions to the Trust Account of a total aggregate amount of $5,274,932. If the Company’s board of directors determines that the Company will not be able to consummate an initial Business Combination by the Extended Date, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

In connection with the Second Extension, the Company agreed to make a cash contribution (“Contribution”) to the trust account in an amount equal to $0.02 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for each month of the Extension (or approximately $122,400.00 per month after giving effect to redemptions). The Contribution will not accrue interest and the aggregate amount of the Contribution will be calculated and paid in full at the closing from the proceeds of the Business Combination. Since this potential payment is contingent upon the closing of a Business Combination, no accrual of a liability has been made at June 30, 2020 and any payment will be reflected upon the closing of a Business Combination if there is such a closing.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020, as well as the Current Report on Form 8-K filed on August 27, 2019 and the Definitive Proxy Statement filed on March 31, 2020.

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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows at June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income available to Class A common stockholders:
Interest income	$105,000	$1,805,000	$1,041,000	$3,566,000
Less: Income and franchise taxes	(62,000)	(420,000)	(298,000)	(830,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	(188,000)		(375,000)	-
Net income available to Class A common stockholders	$(145,000)	$1,385,000	$368,000	$2,736,000

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income available to Class F common stockholders:
Net (loss) income	$(1,466,000)	$341,000	$(1,202,000)	$1,480,000
Less: amount attributable to Class A common stockholders	(145,000)	(1,385,000)	(743,000)	(2,736,000)
Net income (loss) available to class F common stockholders	$(1,611,000)	$(1,044,000)	$(1,945,000)	$(1,256,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $12,000, $198,000, $370,000 and $730,000, respectively, in the three and six months ended June 30, 2020 and 2019, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 1%, 20%, 52% and 33%, respectively, for the three and six months ended June 30, 2020 and 2019. The Company’s effective tax rate differs from the expected income tax rate due to the start-up and Business Combination costs (discussed above) which are not currently deductible. At June 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $1,498,000 and $1,080,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 30,000,000 common shares sold as part of a Unit in the Public Offering (an aggregate of 23,877,301 shares have been redeemed, including 23,182,481 shares which were redeemed in May 2020 and 694,820 of shares which were redeemed in October 2019 as discussed in Note 4, leaving 6,122,699 outstanding) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2020 and December 31, 2019, 3,983,497 and 28,344,013, respectively, of the 30,000,000 Public Shares (6,122,699 and 29,305,180, respectively, of which shares remain outstanding at June 30, 2020 and December 31, 2019 after 23,877,301 and 694,820 total share redemptions as of those dates) were classified outside of permanent equity.

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

On June 8, 2020, the Company announced receipt of the requisite consents solicited from registered holders of its outstanding public warrants as of the close of business on March 20, 2020, to approve amendments (the “Warrant Amendments”) to the terms of the warrant agreement. The Warrant Amendments provided, among other things, that subject to the closing of the Business Combination with the Blue Impact business pursuant to the Share Exchange Agreement (the “Closing”), each outstanding public warrant and each outstanding private placement warrant, respectively, would no longer be exercisable to purchase one-half share of the Company’s Class A common stock for $5.75 per half-share (subject to adjustment as provided in Section 4 of the Warrant Agreement) and instead would be converted solely into the right to receive (i) if, at the Closing, the aggregate gross cash in the trust fund (after all redemptions of shares of Class A common stock in connection with the Business Combination with the Blue Impact business but including any proceeds received by Legacy from a potential PIPE financing (if consummated)) equaled at least $225 million, $1.00 in cash, or (ii) if, at the Closing, the aggregate gross cash in the trust fund (after all redemptions of shares of Class A common stock in connection with the Business Combination with the Blue Impact business but including any proceeds received by Legacy from a potential PIPE financing (if consummated)) was less than $225 million, $0.50 in cash and 0.055 of a share of common stock, par value $0.0001 per share, of Blue Impact Inc. (the proposed name of the company following the Business Combination with the Blue Impact business). However, due to the termination of the Share Exchange Agreement described above in Note 2, the Warrant Amendments will not take effect and the terms of the Warrants remain subject to the warrant agreement as described above.

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

See Note 6 regarding the aggregate 23,877,301 shares redeemed for approximately $249,531,000 (including 23,182,481 shares redeemed for approximately $242,423,000 in May 2020 and the 694,820 shares redeemed for approximately $7,108,000 in October 2019) in connection with the Extension Amendments.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share (see Note 7). The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below and subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters (see Notes 5 and 7) so that the Sponsor would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. As discussed further in Notes 5 and 7, on November 27, 2017, the underwriters’ notified the Company that they would not exercise the overallotment option and, as such, the 1,125,000 shares that were subject to forfeiture were forfeited as of the closing of the Public Offering on November 21, 2017. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The Company’s Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

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

Registration Rights

The Company’s Sponsor and holders of the Private Placement Warrants are entitled to registration rights (in the case of the Founder Shares, only after conversion to shares of Class A common stock) pursuant to a registration rights agreement dated November 16, 2017. The Company’s Sponsor and holders of the Private Placement Warrants are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month, $30,000 for each of the three months ended June 30, 2020 and 2019 and $60,000 for each of the six months ended June 30, 2020 and 2019, for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. No amounts were payable at June 30, 2020 or December 31, 2019.

NOTE 6 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the private placement, a total of $300,000,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. An aggregate of approximately 249,531,000 has been removed from the Trust in connection with shareholder redemptions of 23,877,301 shares, including 23,182,481 shares redeemed for approximately $242,423,000 in May 2020 and the 694,820 shares redeemed for approximately $7,108,000 in October 2019, in connection with the Extension Amendments discussed in Note 2.

At June 30, 2020 and December 31, 2019, the proceeds of the Trust Account were invested in a money market fund that invests solely in U.S. government treasury bills. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying June 30, 2020 and December 31, 2019 condensed balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2020 and December 31, 2019 consist of money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	June 30, 2020	Holding Gain	Markets (Level 1)
Assets:
Cash and money market	$63,978,000	$-	$63,978,000
Total	$63,978,000	$-	$63,978,000

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	December 31, 2019	Holding Loss	Markets (Level 1)
Assets:
Cash and money market	$305,529,000	$-	$305,529,000
Total	$305,529,000	$-	$305,529,000

The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Second Extension.

During the three and six months ended June 30, 2020, the Company withdrew approximately $520,000 and $685,000 from the Trust Account to fund permitted withdrawals for taxes and for working capital at the rate of $750,000 per year.

During the year ended December 31, 2019, the Company withdrew approximately $2,638,000 from the Trust Account in order to pay 2018 actual and 2019 estimated income taxes (approximately $1,397,000) and franchise taxes (approximately $420,000) paid in installments and to released approximately $813,000 allowed for working capital (including undistributed amounts from the prior year).

On October 22, 2019, in connection with the Extension Amendment, stockholders elected to redeem 694,820 public shares of the Company’s Class A common stock at approximately $10.23 per share resulting in a distribution from the Trust Account of approximately $7,108,000. Additionally, during the year ended December 31, 2019, the Company received approximately $1,758,000 (two payments of approximately $879,000) from the Seller representing the payment of $0.03 per outstanding public share (29,305,180 public shares) for each extension period under the Extension Amendment discussed further in Note 2. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a Business Combination from January 21, 2020 to February 20, 2020, and from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with these extensions, the Company deposited $879,155.40, each extension, into the Trust Account representing the continued payment of $0.03 per outstanding public share (29,305,180 public shares) for each extension period. As a result of the extensions, the Company has deposited a total aggregate amount of approximately $5,274,932 (six payments of $879,155.40) and $1,758,310.80 (two payments of $879,155.40), respectively, at June 30, 2020 and December 31, 2019.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock, par value $0.0001, and 10,000,000 shares of Class F common stock, par value $0.0001. The Company will likely (depending on the terms of the initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.004 per share. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Sponsor will own 20% of the Company’s issued and outstanding shares after the Public Offering. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture were forfeited.

In May 2020 and October 2019, in connection with the Extension Amendments, stockholders elected to redeem 23,182,481 and 694,820 shares of the Company’s Class A common stock par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”). The shares were redeemed at approximately $10.46 and $10.23 per share, the per share value of the Trust Account at that date resulting in a distribution from the Trust Account of approximately $242,423,000 and $7,108,000. As a result, 6,122,699 and 29,305,180, respectively, public shares remain issued and outstanding following such redemptions at June 30, 2020 and December 31, 2019.

At each of June 30, 2020 and December 31, 2019 there were 7,500,000 shares of Class F common stock issued and outstanding. At June 30, 2020 and December 31, 2019 there were 6,122,699 and 29,305,180, respectively shares of Class A common stock outstanding (3,983,497 and 28,344,013, respectively, of which are classified outside of equity as redeemable common stock).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2020 and December 31, 2019, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s, or its target’s, financial position, results of its operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and the financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2020 and the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 31, 2020.

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

Recent Developments — Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The outbreak of COVID-19 has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Specifically, the termination of the Share Exchange Agreement was in response to the increasing impact on the global advertising sector, and global markets broadly, resulting from the COVID-19 pandemic, which has negatively affected market valuations. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed a number of opportunities for the purpose of entering into a business combination with an operating business, and, as described below in further detail under the caption “Agreement for Business Combination and Extension Amendments,” entered into a Share Exchange Agreement with Blue Valor Limited, which we terminated subsequent to June 30, 2020, on July 20, 2020 as further discussed below. While we are pursuing additional business combination opportunities we are not able to determine as of the date of this Form 10-Q whether we will complete a business combination with any such target business or with any other target business. We intend to effectuate our initial business combination using remaining cash from the proceeds of our initial public offering (after redemptions in October 2019 and in May 2020) and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at June 30, 2020 we had approximately $563,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Agreement for Business Combination and Extension Amendments

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

Subsequent to June 30, 2020, on July 20, 2020, the Company terminated the Share Exchange Agreement pursuant to Section 10.1(f) therein, which allowed either party to terminate the agreement if the business combination contemplated therein was not consummated by May 20, 2020. The termination was in response to the increasing impact on the global advertising sector, and global markets broadly, resulting from the COVID-19 pandemic, which has negatively affected market valuations. Under the terms of the Share Exchange Agreement, Legacy would have purchased all of the issued and outstanding shares of a wholly owned holding company of Blue Valor, which held an advertising & marketing services group, which we refer to as the “Blue Impact business.” Legacy is proceeding to evaluate alternative business combinations. No termination penalty was incurred or became payable by Legacy in connection with the termination of the Share Exchange Agreement.

Pursuant to their respective terms, each of (i) the Sponsor Support Agreement, dated March 13, 2020, by and among Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), Legacy and Blue Valor, (ii) the Waiver Agreement, dated March 13, 2020, by and between the Sponsor and Legacy, and (iii) the Warrant Holder Support Agreements, dated March 13, 2020, by and between Legacy and the holders of approximately 19,765,000 (or approximately 65.9%) of Legacy’s public warrants, terminated concurrently with the termination of the Share Exchange Agreement.

Additionally, on June 8, 2020, we announced receipt of the requisite consents solicited from registered holders of our outstanding public warrants as of the close of business on March 20, 2020, to approve the amendments (the “Warrant Amendments”) contemplated by Amendment No. 1 to the Warrant Agreement (the “Warrant Agreement”), dated as of November 16, 2017, by and between Legacy and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent. The Warrant Amendments provided, among other things, that subject to the closing of the business combination with the Blue Impact business pursuant to the Share Exchange Agreement (the “Closing”), each outstanding public warrant and each outstanding private placement warrant, respectively, would no longer be exercisable to purchase one-half share of our Class A common stock for $5.75 per half-share (subject to adjustment as provided in Section 4 of the Warrant Agreement) and instead would be converted solely into the right to receive (i) if, at the Closing, the aggregate gross cash in the trust fund (after all redemptions of shares of Class A common stock in connection with the business combination with the Blue Impact business but including any proceeds received by Legacy from a potential PIPE financing (if consummated)) equaled at least $225 million, $1.00 in cash, or (ii) if, at the Closing, the aggregate gross cash in the trust fund (after all redemptions of shares of Class A common stock in connection with the business combination with the Blue Impact business but including any proceeds received by Legacy from a potential PIPE financing (if consummated)) was less than $225 million, $0.50 in cash and 0.055 of a share of common stock, par value $0.0001 per share, of Blue Impact Inc. (the post-business combination company). However, due to the termination of the Share Exchange Agreement, the Warrant Amendments will not take effect and there will be no redemption rights or liquidating distribution with respect to our warrants. The warrants will expire worthless if we do not complete a business combination by the Extended Date.

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provided that the Company had until November 21, 2019 to complete a business combination. In order to provide the Company additional time to complete the business combination with the Blue Impact business, on October 22, 2019 the Company’s shareholders approved an Extension Amendment (the “Extension Amendment”) in order to extend the deadline to complete the business combination with the Blue Impact business from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020 (the “Initial Extended Date”). On April 21, 2020, the Company filed a definitive proxy on Schedule 14A related to the Second Extension. Thereafter, on May 18, 2020, the shareholders of the Company approved an extension of time to complete a business combination from May 20, 2020 to November 20, 2020 (the “Extended Date”). As such, the deadline to consummate a business combination is currently extended to November 20, 2020. While the purpose of the Extension Amendments were initially to allow the Company more time to complete the proposed business combination with the Blue Impact business, the Company may use the Extension to complete an alternative business combination. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendments.

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remained issued and outstanding at that time following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company extended the date by which it had to consummate a business combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned $979,155.40 to the Company under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned $879,155.40 for each extension. As a result, Seller loaned to the Company a total of $5,574,932.40 at June 30, 2020 (six loans), and a total of $1,958,310.80 at December 31, 2019 (two loans).

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to Legacy the amount of the contributions to be made by Legacy in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller was not required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial business combination other than the business combination with the Blue Impact business. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination with the Blue Impact business or the Initial Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Initial Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the business combination with the Blue Impact business or the Initial Extended Date. As of June 30, 2020, Legacy had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

The Seller Loans will be forgiven by the Seller if the closing of a business combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of a business combination.

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the business combination with the Blue Impact business, the Company publicly announced the Company’s decision no later than the close of business on the last day of the then-current extension period. In addition, the Company made additional Contributions of $0.03 per outstanding public share for each period of the extension by Legacy at its option and/or at the Seller’s request. The Company made Contributions of $879,155.40 for each of the six extensions at June 30, 2020, for Contributions to the trust account of a total aggregate amount of $5,274,932. If the Company’s board of directors determines that the Company will not be able to consummate an initial business combination by the Extended Date, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

In connection with the May 2020 Second Extension, the Company agreed to make a cash contribution (“Contribution”) to the trust account in an amount equal to $0.02 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for each month of the Extension (or approximately $122,400.00 per month after giving effect to redemptions). The Contribution will not accrue interest and the aggregate amount of the Contribution will be calculated and paid in full at the closing from the proceeds of the business combination. Since this potential payment is contingent upon the closing of a business combination, no accrual of a liability has been made at June 30, 2020 and any payment will be reflected upon the closing of a business combination if there is such a closing.

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

In the three and six months ended June 30, 2020 our principal operating expenses included approximately $98,000 and $215,000 for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $100,000 in franchise taxes, approximately $1,350,000 and $1,593,000 in consulting, legal and travel costs associated with our search for a business combination candidate and related proxy and other costs and approximately $30,000 and $60,000 ($10,000 per month) in administrative fees to our Sponsor. Additionally, in the three and six months ended June 30, 2020, the company incurred approximately $28,000 and $52,000 of interest expense on the notes issued in connection with the October 23, 2020 Extension Amendment, as amended. Further, during the three and six months ended June 30, 2020, the Company generated approximately $105,000 and $1,041,000 of interest income on the U.S. government treasury bill investments in the Trust Account. The lower interest income in 2020 is largely due to lower interest rates. Such interest income is currently taxable and results in a provision for income taxes of approximately $12,000 and $198,000 in the three and six months ended June 30, 2020 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes and for permitted withdrawals for working capital.

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

Following the closing of our initial public offering in November 2017, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination, if at all. As discussed above, we currently generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering and such income generates a currently payable provision for income taxes on such income since our operating expenses are considered start-up expenses and are not currently deductible. In addition to our taxes, administrative fees to our Sponsor and costs associated with our public reporting, we expect to incur increased expenses for our due diligence and other costs of identifying, documenting and closing a business combination and such costs are expected to be very significant and will vary with the stage of development of a business combination. We intend to pay our income and franchise taxes from the income of the Trust Account and we are permitted to draw $750,000 annually from the Trust Account for working capital, which amounts for 2018 and 2019 have been fully drawn. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Second Extension.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $887,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, were approximately $301.6 million. Of this amount, $300.0 million was placed in the Trust Account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 was made available to us for working capital and is not held in the Trust Account. See below regarding an aggregate of approximately $249,531,000 that has been removed from the Trust in connection with shareholder redemptions of 23,877,302 shares, including 23,182,481 shares redeemed for approximately $242,423,000 in May 2020, in connection with the Second Extension, and the 694,820 shares redeemed for approximately $7,108,000 in October 2019, in connection with the Extension Amendments.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and up to $750,000 released to us annually to fund working capital requirements and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any, and up to $750,000 to fund working capital requirements annually. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Second Extension. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we have available to us approximately $563,000 of proceeds held outside the Trust Account. We may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

See “Overview, Agreement for Business Combination and Exchange Amendments” above for a discussion of the Share Exchange Agreement and the Extension Amendment.

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remained issued and outstanding at that time following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned $979,155.40 to the Company under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned $879,155.40 for each extension. As a result, Seller has loaned to the Company a total of $5,574,932.40 at June 30, 2020 (six loans), and a total of $1,958,310.80 at December 31, 2019 (two loans).

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to Legacy the amount of the contributions to be made by Legacy in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to Legacy with respect to any Extension for the purpose of consummating an initial business combination other than the business combination with the Blue Impact business. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that Legacy will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination with the Blue Impact business or the Initial Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Initial Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the business combination with the Blue Impact business or the Initial Extended Date. As of June 30, 2020, Legacy had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

The Seller Loans will be forgiven by the Seller if the closing of a business combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of a business combination.

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the business combination with the Blue Impact business, the Company publicly announced the Company’s decision no later than the close of business on the last day of the then-current extension period. In addition, the Company made additional Contributions of $0.03 per outstanding public share for each period of the extension by Legacy at its option and/or at the Seller’s request. The Company made Contributions of $879,155.40 for each of the six extensions at June 30, 2020, for Contributions to the Trust Account of a total aggregate amount of $5,274,932. If the Company’s board of directors determines that the Company will not be able to consummate an initial business combination by the Extended Date, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

In connection with the May 2020 Second Extension, the Company agreed to make a cash contribution (“Contribution”) to the trust account in an amount equal to $0.02 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for each month of the Extension (or approximately $122,400.00 per month after giving effect to redemptions). The Contribution will not accrue interest and the aggregate amount of the Contribution will be calculated and paid in full at the closing from the proceeds of the business combination. Since this potential payment is contingent upon the closing of a business combination, no accrual of a liability has been made at June 30, 2020 and any payment will be reflected upon the closing of a business combination if there is such a closing.

We believe the Company’s sources of liquidity, including our $563,000 cash position at June 30, 2020, together with the agreement for Seller Loans in the Share Exchange Agreement, are adequate to fund our operations until the Extended Date. In addition, the Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Second Extension. We will use these funds primarily to perform business due diligence on the prospective business combination target businesses, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any material capital expenditures during 2020, except as may be incurred in connection with our initial business combination (if any).

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our Sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Assuming that we complete our initial business combination prior to the Extended Date, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Unless and until we complete an initial business combination, we expect our primary liquidity requirements will include legal, accounting, due diligence, travel and other expenses associated with completing a business combination or structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE and other regulatory fees; office space, administrative, consulting and support services provided under an agreement with our Sponsor and other working capital needs. In addition, we expect to use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses. There can be no assurances that we will complete our initial business combination before the termination date set forth in our charter which could materially and adversely affect our liquidity requirements and working capital needs.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company’s negative liquidity as well as the mandatory liquidation and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2020.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income available to Class A common stockholders:
Interest income	$105,000	$1,805,000	$1,041,000	$3,566,000
Less: Income and franchise taxes	(62,000)	(420,000)	(298,000)	(830,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	(188,000)	-	(375,000)	-
Net income available to Class A common stockholders	$(145,000)	$1,385,000	$368,000	$2,736,000

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income available to Class F common stockholders:
Net (loss) income	$(1,466,000)	$341,000	$(1,202,000)	$1,480,000
Less: amount attributable to Class A common stockholders	(145,000)	(1,385,000)	(743,000)	(2,736,000)
Net income (loss) available to class F common stockholders	$(1,611,000)	$(1,044,000)	$(1,945,000)	$(1,256,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax expense of approximately $12,000, 198,000, 370,000 and $730,000, respectively, in the three and six months ended June 30, 2020 and 2019, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately 1%, 20%, 52% and 33%, respectively, for the three and six months ended June 30, 2020 and 2019. The Company’s effective tax rate differs from the expected income tax rate due to the start-up and business combination costs (discussed above) which are not currently deductible. At June 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $1,498,000 and $1,080,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 30,000,000 common shares sold as part of a Unit in the Public Offering (an aggregate of 23,877,301 shares have been redeemed, including 23,182,481 shares which were redeemed in May 2020 and 694,820 of shares which were redeemed in October 2019 as discussed in Note 4, leaving 6,122,699 outstanding) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2020 and December 31, 2019, 3,983,497 and 28,344,013, respectively, of the 30,000,000 Public Shares (6,122,699 and 29,305,180, respectively, of which shares remain outstanding at June 30, 2020 and December 31, 2019 after 23,877,302 and 694,826 total share redemptions as of those dates) were classified outside of permanent equity.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting, the Company’s management utilizes the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

With the exception of the following, there have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Any of the factors disclosed therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The requirement that we complete a business combination by November 20, 2020 will limit the amount of time we have to negotiate the terms of a potential business combination, and conduct due diligence on potential business combination targets, which could adversely affect our ability to consummate our initial business combination on terms that would produce the greatest value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by November 20, 2020. Consequently, we will have a limited amount of time to negotiate the terms of a potential business combination, and to conduct due diligence on a potential business combination target. Consequently, there are no assurances that we will be able to complete our initial business combination with any target business by November 20, 2020. The risk will increase as we get closer to the timeframe described above. In addition, while we intend to pursue a business combination only if our board of directors determines that it is in the best interests of our stockholders, due to the limited time we have to negotiate the terms of a potential business combination and to conduct due diligence we not be able to consummate our initial business combination on terms that would produce the greatest value for our stockholders.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our deadline to complete a business combination is November 20, 2020. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

If we are unable to consummate a business combination by November 20, 2020, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
3.1	Articles of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020.
10.1	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020.
10.2	Amendment No. 2 to Investment Management Trust Agreement dated May 18, 2020 by and between the Company and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY ACQUISITION CORP.

Dated: August 10, 2020	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: August 10, 2020	/s/ William C. Finn
Name: William C. Finn
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

