Form 10-K/A
period 2019-12-31
Legacy Acquisition Corp.
filed 2020-11-03
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Legacy Acquisition Corp. on Form 10-K for the year ended December 31, 2019, initially filed with the Securities and Exchange Commission on February 27, 2020 (the “Original Filing”), is being filed to amend Items 6 and 8 of Part II of the Original Filing as follows: (i) to revise the cash flows from investing activities to reflect the withdrawal from trust account for redemptions as cash inflows in the amount of $7,108,000 and redemptions of Class A common stock as cash outflows in financing activities in the amount of $7,108,000 in the Company’s Statement of Cash Flows included Item 8 of Part II; and (ii) to revise the Net cash flow provided by (used in) investing activities and the Net cash provided by (used in) financing activities included in Item 8 of Part II - Cash Flow Data to conform to the financial statement changes noted in section (i).

Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 1 also includes the currently dated signature page and certifications from the Company’s principal executive officer and principal financial officer. This Amendment No. 1 does not reflect events occurring after the February 27, 2020 filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

i

PART II

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

Balance Sheet Data:	December 31, 2019	December 31, 2018	December 31, 2017
Cash	$568,000	$1,180,000	$1,752,000
Cash and Investments held in Trust Account	$302,529,000	$304,035,000	$300,403,000
Total Assets	$303,123,000	$305,268,000	$302,291,000
Total current liabilities	$4,183,000	$607,000	$444,000
Deferred underwriting compensation	$10,500,000	$10,500,000	$10,500,000
Common stock subject to possible redemption (at redemption value):	$283,440,000	$289,161,000	$286,347,000
Total stockholders’ equity (deficit)	$5,000,000	$5,000,000	$5,000,000

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended to December 31, 2017
Cash Flow Data:
Net cash used in operating activities	$(3,450,000)	$(2,499,000)	$(23,000)
Net cash provided by (used in) in investing activities	$7,988,000	$1,927,000	$(300,000,000)
Net cash provided by (used in) financing activities	$(5,150,000)	$-	$301,749,000

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$3,775,000	$1,623,000	$154,000
Loss from operations	$(3,775,000)	$(1,623,000)	$(154,000)
Other Income:
Interest income	$6,482,000	$5,559,000	$403,000
Income (loss) before income taxes	$2,707,000	3,936,000	249,000
Provision for income taxes	$(1,320,000)	(1,130,000)	(130,000)
Net income (loss) attributable to common stockholders	$1,387,000	$2,806,000	$119,000
Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	29,867,000	30,000,000	7,650,000
Net income (loss) per share class A common stock - basic and diluted	$0.16	$0.09	0.02
Weighted average class F common shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000
Net (loss) per class F common shares- basic and diluted	$(0.46)	$(0.01)	$0.00

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

See accompanying notes to financial statements

LEGACY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018

Net income	$1,387,000	$2,806,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(6,482,000)	(5,559,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	341,000	(169,000)
Increase in accrued expenses	1,494,000	270,000
Decrease (increase) in accrued franchise and income taxes	(217,000)	70,000
(Increase) decrease in prepaid expenses, rounding and other	27,000	83,000
Net cash used in operating activities	(3,450,000)	(2,499,000)

Cash flows from investing activities –
Withdrawal from Trust Account for redemption of Class A common stock	7,108,000	-
Deposit a portion of related party loans in Trust Account	(1,758,000)	-
Withdrawal from Trust Account for taxes and working capital	2,638,000	1,927,000
Net cash provided by investing activities	7,988,000	1,927,000

Cash flows from financing activities –
Redemption of Class A common stock	(7,108,000)
Proceeds from related party loans	1,958,000	-
Net cash used in financing activities	(5,150,000)	-

Net decrease in cash	(612,000)	(572,000)
Cash at beginning of year	1,180,000	1,752,000
Cash at end of year	$568,000	$1,180,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$1,397,000	$1,215,000

Change in value of common stock subject to possible redemption	$(5,721,000)	$2,806,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Amendment No. 1 to Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of October, 2020.

LEGACY ACQUISITION CORP.

By:	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
2.1	Share Exchange Agreement, dated as of August 23, 2019, by and between the Company and Blue Valor Limited.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 27, 2019.
2.2	First Amendment to Share Exchange Agreement, dated as of September 27, 2019, by and between the Company and Blue Valor Limited.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 8, 2019.
2.3	Amended and Restated Share Exchange Agreement, dated as of December 2, 2019, by and between Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group Ltd. and the Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 16, 2017.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 20, 2017.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
3.3	Bylaws of the Company.	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
3.4	Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019.
4.1	Specimen Unit certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.2	Specimen Class A common stock Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.3	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
4.4	Warrant Agreement, dated as of November 16, 2017 by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
4.5	See Exhibit 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
4.6	See Exhibit 3.3 for provisions of the Amended and Restated By-Laws, as amended, of the Company defining the rights of holders of the Class A common stock of the Company.	Incorporated by reference to Exhibits 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
4.7	Description of Securities	Incorporated by reference to the Original Filing.
10.1	Investment Management Trust Account Agreement, dated as of November 16, 2017, between Continental Stock Transfer & Trust Company and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017.

Exhibit No.	Description	Incorporation by Reference
10.2	Registration Rights Agreement, dated as of November 16, 2017, by and among the Company and the initial security holders.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.3	Letter Agreement, dated as of November 16, 2017. by and between the Company, the initial security holders and the officers and directors of the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2017.
10.4	Amended and Restated Promissory Note, dated October 20, 2017, issued to Legacy Acquisition Sponsor I LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.5	Securities Subscription Agreement, dated October 16, 2016, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.6	Sponsor Warrants Purchase Agreement effective as of October 24, 2017, between the Registrant and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017.
10.7	Administrative Services Agreement, dated as of November 16, 2017, by and among the Company and Legacy Acquisition Sponsor I LLC.	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-38296) filed with the Securities and Exchange Commission on March 29, 2018.
10.8	Form of Indemnity Agreement	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017.
10.9	Amendment No. 1 to Investment Management Trust Agreement dated October 22, 2019 by and between the Company and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019.
10.10	Promissory Note dated as of October 23, 2019 issued by the Company to Blue Valor Limited.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2019.
10.11	Share Redemption Agreement, dated as of December 2, 2019, by and between Blue Valor Limited, a company incorporated in Hong Kong, and an indirect, wholly owned subsidiary of BlueFocus Intelligent Communications Group Co. Ltd., Legacy Acquisition Sponsor I LLC and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019.
10.15	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019.
24	Powers of Attorney	Incorporated by reference to the Original Filing.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.