Form 10-Q
period 2020-09-30
Legacy Acquisition Corp.
filed 2020-11-09
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were (i) 7,500,000 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), issued and outstanding, and (ii) 6,122,699 shares of Class A common stock, $0.0001 par value per share (“Class A common stock”), issued and outstanding, which includes shares of Class A common stock underlying the Units sold in the registrant’s initial public offering, and of which 5,857,838 shares of Class A common stock trade separately.

LEGACY ACQUISITION CORP. AND SUBSIDIARY

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACY ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets –
Cash	$375,000	$568,000
Prepaid expenses and other assets	84,000	26,000
Total current assets	459,000	594,000

Non-current assets –
Cash and investments held in Trust Account	63,804,000	302,529,000
Total assets	$64,263,000	$303,123,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$1,021,000	$358,000
Accrued expenses	3,381,000	1,859,000
Accrued franchise and income taxes	-	8,000
Due to related party	5,575,000	1,958,000
Total current liabilities	9,977,000	4,183,000

Other liabilities –
Deferred underwriting compensation	6,000,000	10,500,000
Total liabilities	15,977,000	14,683,000

Common stock subject to possible redemption; 4,328,690 and 28,344,013 shares, respectively, at September 30, 2020 and December 31, 2019 (at approximately $10.00 per share)	43,286,000	283,440,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 authorized shares, 30,000,000 shares issued, (23,877,301 shares of which have been redeemed) at September 30, 2020 and December 31, 2019, 1,794,009 and 961,167 shares, outstanding (excluding 4,328,690 and 28,344,013 shares, respectively, subject to possible redemption at September 30, 2020 and December 31, 2019)	-	-
Class F Common stock, $0.0001 par value, 10,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	3,077,000	847,000
Retained earnings	1,922,000	4,152,000
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$64,263,000	$303,123,000

See accompanying notes to condensed consolidated financial statements

LEGACY ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
General and administrative expenses	1,047,000	1,210,000	3,020,000	2,566,000
Loss from operations	(1,047,000)	(1,210,000)	(3,020,000)	(2,566,000)

Interest income on Trust Account	16,000	1,588,000	1,057,000	5,154,000
Interest expense on related party loan	(24,000)	-	(76,000)	-
(Loss) income before income taxes	(1,055,000)	378,000	(2,039,000)	2,588,000

Benefit (provision) for income taxes	7,000	(325,000)	(191,000)	(1,055,000)

Net (loss) income	$(1,048,000)	$53,000	$(2,230,000)	$1,533,000

Two Class Method for Per Share Information:
Weighted average class A common shares outstanding – basic and diluted	6,123,000	30,000,000	18,137,000	30,000,000

Net income per class A common share – basic and diluted	$0.00	$0.04	$0.04	$0.13

Weighted average class F common shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

Net income (loss) per class F common share – basic and diluted	$(0.14)	$0.15	$(0.39)	$(0.32)

See accompanying notes to condensed consolidated financial statements

LEGACY ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2020 and 2019

(unaudited)

Three and nine months ended September 30, 2020:

	Common Stock				Additional Paid-in	Retained	Stockholders’
	Class A Shares	Amount	Class F Shares	Amount	Capital	Earnings	Equity

Three months ended September 30, 2020:
Balances, June 30, 2020 (unaudited)	2,139,202	-	7,500,000	1,000	2,029,000	2,970,000	5,000,000
Agreed reduction in Deferred underwriting fee	-	-	-	-	4,500,000	-	4,500,000
Change in Class A common stock subject to possible redemption	(345,193)	-	-	-	(3,452,000)	-	(3,452,000)
Net loss, three months ended September 30, 2020	-	-	-	-	-	(1,048,000)	(1,048,000)
Balances, September 30, 2020 (unaudited)	1,794,009	$-	7,500,000	$1,000	$3,077,000	$1,922,000	$5,000,000

Nine months ended September 30, 2020:
Balances, December 31, 2019	961,167	-	7,500,000	$1,000	$847,000	$4,152,000	$5,000,000
Shares redeemed at $10.45 per share in May 2020	(23,182,481)	-	-	-	(242,423,000)	-	(242,423,000)
Agreed reduction in deferred underwriting fee	-	-	-	-	4,500,000		4,500,000
Change in Class A common stock subject to possible redemption	24,015,323	-	-	-	240,153,000	-	240,153,000
Net loss, nine months ended September 30, 2020	-	-	-	-	-	(2,230,000)	(2,230,000)
Balances, September 30, 2020 (unaudited)	1,794,009	$-	7,500,000	$1,000	$3,077,000	$1,922,000	$5,000,000

See accompanying notes to condensed consolidated financial statements

LEGACY ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2020 and 2019

(unaudited)

Three and nine months ended September 30, 2019:

	Common Stock				Additional Paid-in	Retained	Stockholders’
	Class A Shares	Amount	Class F Shares	Amount	Capital	Earnings	Equity

Three months ended September 30, 2019:
Balances, June 30, 2019 (unaudited)	935,856	-	7,500,000	1,000	754,000	4,245,000	5,000,000
Change in Class A common stock subject to possible redemption	(5,289)	-	-	-	(53,000)	-	(53,000)
Net income, three months ended September 30, 2019	-	-	-	-	-	53,000	53,000
Balances, September 30, 2019 (unaudited)	930,567	$-	7,500,000	$1,000	$701,000	$4,298,000	$5,000,000

Nine months ended September 30, 2019:
Balances, December 31, 2018	1,083,859	$-	7,500,000	$1,000	$2,234,000	$2,765,000	$5,000,000
Change in Class A common stock subject to possible redemption	(153,392)	-	-	-	(1,533,000)	-	(1,533,000)
Net income, nine months ended December 31, 2019	-	-	-	-	-	1,533,000	1,533,000
Balances, September 30, 2019 (unaudited)	930,567	$-	7,500,000	$1,000	$701,000	$4,298,000	$5,000,000

See accompanying notes to condensed consolidated financial statements

LEGACY ACQUISITION CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2020	2019

Net income (loss)	$(2,230,000)	$1,533,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(1,057,000)	(5,154,000)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,185,000	1,093,000
Decrease in accrued franchise and income taxes	(8,000)	(195,000)
Increase in prepaid expenses and other assets	(58,000)	(52,000)
Net cash used in operating activities	(1,168,000)	(2,775,000)

Cash flows from investing activities -
Withdrawal from Trust Account for redemption of Class A	242,423,000	-
Deposit into Trust Account	(3,517,000)	-
Withdrawal from Trust Account for taxes and working capital	875,000	2,335,000
Net cash provided by investing activities	239,781,000	2,335,000

Cash flows from financing activities –
Redemptions of Class A common stock common stock	(242,423,000)	-
Proceeds from related party loans	3,617,000	-
	(238,806,000)	-

Net (decrease) increase in cash	(193,000)	(440,000)
Cash at beginning of period	568,000	1,180,000
Cash at end of period	$375,000	$740,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$215,000	$1,197,000

Change in value of common stock subject to possible redemption	$(240,153,000)	$1,533,000

Change in common stock subject to redemption	$4,500,000	-

See accompanying notes to condensed consolidated financial statements

LEGACY ACQUISITION CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

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

At September 30, 2020, the Company had not commenced any operations. All activity for the period from March 15, 2016 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Public Offering”) described below, and subsequent to the Public Offering, searching for a potential business combination. The Company will not generate any operating revenues until after completion of the initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Sponsor and Financing:

The Company’s sponsor is Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering (as described in Note 5) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 16, 2017. The Company intends to finance a Business Combination with the net proceeds of approximately $63,804,000 remaining from a $300,000,000 Public Offering (Note 5) and a $8,750,000 private placement (Note 6) (after redemptions totaling approximately $242,423,000). Upon the closing of the Public Offering and the private placement, $300,000,000 was held in the Trust Account with Continental Stock Transfer and Trust Company (the “Trustee”) acting as the trustee (the “Trust Account”) (as discussed below). See Notes 3 and 7 below regarding an aggregate of approximately $249,531,000 of shareholder redemptions including approximately $242,423,000 of shareholder redemptions (23,182,481 shares) paid from the Trust Account in May 2020, and approximately $7,108,000 of shareholder redemptions (694,820 shares) paid from the Trust Account in October 2019, in connection with the Extension Amendments, defined below, that extends the date to complete a Business Combination by November 20, 2020, the Extended Date.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $750,000 per year for working capital purposes, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance and timing or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by the Extended Date or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination by the Extended Date (subject to the requirements of law). See Notes 2 and 3 below regarding the Extension Amendments that extend the date to complete a business combination and certain shareholder redemptions paid from the Trust Account as described therein. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment discussed in Notes 2 and 3.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination by November 20, 2020, the Extended Date. that is further discussed below and in Notes 2 and 3 below, if at all.

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

The Company only had 24 months from the closing date of the Public Offering to complete its initial Business Combination. However, as discussed further in Note 3 below, on October 22, 2019, the shareholders of the Company approved the extension of time to complete the Business Combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times initially to January 21, 2020 and thereafter by up to four additional 30-day periods ending on May 20, 2020. The Company has currently exercised all five extension options, (i) from December 21, 2019 to January 21, 2020, (ii) from January 21, 2020 to February 20, 2020, (iii) from February 20, 2020 to March 21, 2020, (iv) from March 21, 2020 to April 20, 2020 and (v) from April 20, 2020 to May 20, 2020. On April 21, 2020, the Company filed a definitive proxy on Schedule 14A related to a further extension of the Extended Date to November 20, 2020 (the “Second Extension”). Thereafter, on May 18, 2020, the shareholders of the Company approved an extension of time to complete the Business Combination from May 20, 2020 to November 20, 2020 (the “Extended Date”). If the Company does not complete a Business Combination within this extended period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $750,000 per year which may be, and has been, released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

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

NOTE 2 – BUSINESS COMBINATION AGREEMENT

As discussed more fully in Note 3 below, on July 20, 2020, the Company terminated the Amended and Restated Share Exchange Agreement, dated December 2, 2019, between Blue Valor Limited and the Company, as amended by that First Amendment to the Amended and Restated Share Exchange Agreement, dated March 13, 2020.

On September 18, 2020, the Company and Onyx Enterprises Int’l, Corp., a New Jersey corporation (“Onyx”), entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Excel Merger Sub I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company and directly owned subsidiary of Merger Sub 2 (“Merger Sub 1”), Excel Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company (“Merger Sub 2”), Onyx, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the stockholder representative pursuant to the terms of Section 11.16 of the Business Combination Agreement (the “Stockholder Representative”).

Onyx is an eCommerce technology company headquartered in Jersey City, NJ. Following the closing of the Business Combination (the “Closing”), the Company will change its legal name from Legacy Acquisition Corp. to PARTS iD, Inc.

Pursuant to the Business Combination Agreement, at the closing, the Company will pay to the Onyx common stockholders, in the form of shares of the Company’s Class A common stock valued at $10.00 per share, an amount equal to the sum of (a) $260,000,000, (b) plus the amount, if any, by which the net working capital of Onyx exceeds a net working capital target, (c) minus the amount, if any, by which the net working capital target exceeds the net working capital of Onyx, (d) plus $25,000,000, which represents cash that will be retained by Onyx, (e) minus the amount of indebtedness of Onyx, (f) minus $20,000,000 to be paid to the holders of the outstanding shares of the preferred stock, no par value per share, of Onyx, (g) minus the amount of all of Onyx’s transaction expenses, (h) minus $3,000,000 (the “Adjustment Reserve Amount”), to be held in reserve by the Company for potential post-closing purchase price adjustments, (i) minus $350,000 for the stockholder representative reserve fund to be used for paying directly, or reimbursing the Stockholder Representative for, any third party expenses pursuant to the Business Combination Agreement and the agreements ancillary thereto, and (j) unless certain claims are resolved prior to closing (as described below), minus $7,500,000 (the “Indemnification Expense Reserve Amount”), to be held in reserve by the Company for reimbursement of certain potential indemnification expenses that may become payable by Onyx.

The purchase price will be estimated at closing and will be subject to a post-closing reconciliation process. Any unused portion of the Adjustment Reserve Amount following such reconciliation, or any unused portion of the Indemnification Expense Reserve Amount, will be paid to the Onyx common stockholders by issuance of additional shares of Class A common stock in accordance with the terms of the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company and the Stockholder Representative, entered into a sponsor support agreement (the “Sponsor Support Agreement”). Pursuant to the Sponsor Support Agreement, the Sponsor agreed to, immediately prior to the closing, (i) assign and transfer to the Company for cancellation 3,000,000 shares of Class F common stock (the “Forfeited Shares”) and (ii) assign and transfer to the Company for cancellation 14,587,770 of its private placement warrants to purchase shares of Class A common stock (the “Equity Reduction Warrants”), which excludes 2,912,230 warrants that are currently allocated to and beneficially owned by certain institutional investors of the Sponsor. The Forfeited Shares and the Equity Reduction Warrants are each being forfeited as partial consideration for the Sponsor Deferred Shares (as defined below).

The Sponsor further agreed that (i) if the amount of funds available in the trust fund established by the Company for the benefit of its public stockholders (the “Trust Fund”), after giving effect to the exercise of redemption rights by the redeeming stockholders of the Company, is less than $54,000,000, then immediately prior to the closing of the Business Combination, the Sponsor shall surrender and forfeit up to a maximum of 3,250,000 shares of Class F common stock (the “Equity Reduction Shares”), pursuant to a calculation described in the Sponsor Support Agreement and (ii) that if, and to the extent, that the Company pays its transaction expenses from the Trust Fund in excess of $16,400,000, then the Sponsor shall surrender and forfeit to the Company up to a maximum of 3,250,000 shares of Class F common stock (the “Expense Reduction Shares”), pursuant to a calculation described in the Sponsor Support Agreement. In no event shall the sum of the Expense Reduction Shares and the Equity Reduction Shares exceed 3,250,000 shares of Class F common stock.

The Sponsor will have the ability to earn back up to 50% of the sum of the number of Equity Reduction Shares and the number of Expense Reduction Shares based on the average trading share price of the Company’s Class A common stock over a 730 calendar day period immediately following closing (the “Sponsor Deferred Shares”).

The Business Combination will be accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. For accounting purposes, Onyx will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Onyx (i.e., a capital transaction involving the issuance of stock by the Company for the stock of Onyx). Accordingly, the assets, liabilities and results of operations of Onyx will become the historical financial statements of the Company, and Legacy’s assets, liabilities and results of operations will be consolidated with Onyx beginning on the acquisition date.

For additional information regarding the terms of the Business Combination, see the definitive information statement filed with the Securities and Exchange Commission on October 30, 2020 including the section entitled “The Business Combination Agreement” in the definitive information statement.

In connection with the Business Combination Agreement, the Company has filed a definitive proxy statement seeking shareholder approval to extend the date by which a business combination is required to be completed from November 20, 2020 to December 31, 2020 (the “Extension Proposal”).

NOTE 3 – EXTENSION AMENDMENTS, SHAREHOLDER REDEMPTIONS AND RELATED SHARE EXCHANGE AGREEMENT, TERMINATED IN JULY 2020, FOR PRIOR PROPOSED BUSINESS COMBINATION

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

On July 20, 2020, the Company terminated the Amended and Restated Share Exchange Agreement, dated December 2, 2019, between Blue Valor and the Company, as amended by that First Amendment to the Amended and Restated Share Exchange Agreement, dated March 13, 2020 (the “Share Exchange Agreement”). The Share Exchange Agreement was terminated pursuant to Section 10.1(f), which allows either party to terminate the agreement if the business combination contemplated therein is not consummated by May 20, 2020. The termination was in response to the increasing impact on the global advertising sector, and global markets broadly, resulting from the COVID-19 pandemic, which has negatively affected market valuations. Under the terms of the Share Exchange Agreement, the Company would have purchased all of the issued and outstanding shares of a wholly owned holding company of Blue Valor, which held the Blue Impact business, an advertising & marketing services group. the Company is proceeding to evaluate alternative business combinations. No termination penalty was incurred or became payable by the Company in connection with the termination of the Share Exchange Agreement.

Pursuant to their respective terms, each of (i) the Sponsor Support Agreement, dated March 13, 2020, by and among Legacy Acquisition I LLC, a Delaware limited liability company (the “Sponsor”), the Company and Blue Valor, (ii) the Waiver Agreement, dated March 13, 2020, by and between the Sponsor and the Company, and (iii) the Warrant Holder Support Agreements, dated March 13, 2020, by and between the Company and the holders of approximately 19,765,000 (or approximately 65.9%) of the Company’s public warrants, terminated concurrently with the termination of the Share Exchange Agreement. Additionally, the Warrant Amendments described in the Consent Solicitation Statement filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, and subsequently approved by the public warrant holders will not take effect and there will be no redemption rights or liquidating distribution with respect to the Company’s warrants. The warrants will expire worthless if the Company does not complete an alternative business combination.

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provided that the Company had until November 21, 2019 to complete a business combination. In order to provide the Company additional time to complete the business combination, on October 22, 2019 the Company’s shareholders approved an Extension Amendment (the “Extension Amendment”) in order to extend the deadline to complete the business combination from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Seller’s request up to five times, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020. On April 21, 2020, the Company filed a definitive proxy on Schedule 14A related to the Second Extension. Thereafter, on May 18, 2020, the shareholders of the Company approved an extension of time to complete the business combination from May 20, 2020 to November 20, 2020 (the “Extended Date”). As such, the deadline to consummate the business combination is currently extended to November 20, 2020. The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendments.

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remained issued and outstanding at that time following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned $979,155.40 to the Company under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned $879,155.40 for each extension. As a result, Seller has loaned to the Company a total of $5,574,932.40 at September 30, 2020 (six loans), and a total of $1,958,310.80 at December 31, 2019 (two loans).

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to the Company the amount of the contributions to be made by the Company in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not required to make any loan to the Company with respect to any Extension for the purpose of consummating an initial business combination other than the business combination with Blue Impact. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that the Company will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund the Company’s contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date. As of September 30, 2020, the Company had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate (which is included in related party loans in the accompanying condensed consolidated balance sheet).

The Seller Loans will be forgiven by the Seller if the closing of the business combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of the business combination. (The Company may choose to settle the Seller Loans and related fees with stock consideration.)

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the business combination, the Company has publicly announced the Company’s decision no later than the close of business on the last day of the then-current extension period. In addition, the Company has made additional contributions of $0.03 per outstanding public share for each period of the extension by the Company at its option and/or at the Seller’s request. The Seller has so far made contributions of $979,155.40 for each of the first three extensions, and $879,155.40 for each of the fourth, fifth and sixth extensions at September 30, 2020, for contributions of a total aggregate amount of $5,574,932. If the Company’s board of directors determines that the Company will not be able to consummate an initial business combination by the Extended Date, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

In connection with the May 2020 Extension Agreement, stockholders elected to redeem 23,182,481 Class A common shares at approximately $10.46 per share for an aggregate of approximately $242,423,000 withdrawn from the trust account. In addition, in connection with the May 2020 Extension Agreement, the Company agreed to make a cash contribution (“Contribution”) to the trust account at the closing of a business combination in an amount equal to $0.02 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for each month of the Extension (or approximately $122,400.00 per month after giving effect to redemptions). The Contribution will not accrue interest and the aggregate amount of the Contribution will be calculated and paid in full at the closing from the proceeds of the business combination. Since this potential payment is contingent upon the closing of a business combination, no accrual of a liability has been made at September 30, 2020 and any payment will be reflected upon the closing of a business combination if there is such a closing.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Legacy Acquisition Corp. and its wholly-owned subsidiary, Excel Merger Sub II, Inc., a Delaware limited liability company and direct wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. All dollar amounts are rounded to the nearest thousand dollars.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020, as well as the Definitive Information Statement filed on October 30, 2020.

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

The Company’s condensed consolidated statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income available to Class A common stockholders:
Interest income	$16,000	$1,588,000	$1,057,000	$5,154,000
Less: Income and franchise taxes	(16,000)	(375,000)	(341,000)	(1,205,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	-		(563,000)	-
Net income available to Class A common stockholders	$-	$1,213,000	$153,000	$3,949,000

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income available to Class F common stockholders:
Net (loss) income	$(1,048,000)	$53,000	$(2,330,000)	$1,533,000
Less: amount attributable to Class A common stockholders	-	(1,213,0000)	(153,000)	(3,949,000)
Net income (loss) available to class F common stockholders	$(1,048,000)	$(1,160,000)	$(2,383,000)	$(2,416,000)

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

See also Note 5 regarding reduction of the deferred underwriting fees in September 2020.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax (credit) expense of approximately $(7,000), $191,000, $325,000 and $1,055,000, respectively, in the three and nine months ended September 30, 2020 and 2019, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately (1)%, 9%, 86% and 41%, respectively, for the three and nine months ended September 30, 2020 and 2019. The Company’s effective tax rate differs from the expected income tax rate due to the start-up and business combination costs (discussed above) which are not currently deductible. At September 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $1,718,000 and $1,080,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Notes 5 and 7, all of the 30,000,000 common shares sold as part of a Unit in the Public Offering (an aggregate of 23,877,301 shares have been redeemed, including 23,182,481 shares which were redeemed in May 2020 and 694,820 of shares which were redeemed in October 2019 as discussed in Note 3 above, leaving 6,122,699 outstanding) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2020 and December 31, 2019, 4,328,690 and 28,344,013, respectively, of the 6,122,699 and 29,305,180, respectively, Public Shares remaining outstanding were classified outside of permanent equity and 1,794,009 and 961,167 were recorded as outstanding at September 30, 2020 and December 31, 2020, respectively.

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

NOTE 5 – PUBLIC OFFERING

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

The Company granted the underwriters in the Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. On November 27, 2017, the Company was advised by the underwriters’ that the overallotment option would not be exercised. As such, the 1,125,000 shares subject to forfeiture which are described in Note 6 were forfeited.

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriters at the closing of the Public Offering ($6,000,000), with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds ($10,500,000) payable upon the Company’s completion of a business combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial business combination. As a result of a Letter Agreement dated September 17, 2020, by and between the Company and the underwriters, the deferred underwriting fee payable by the Company has been reduced by $4,500,000, from $10,500,000 to $6,000,000.

See Notes 3 and 7 regarding the aggregate 23,877,302 shares redeemed for approximately $249,531,000 (including 23,182,481 shares redeemed for approximately $242,423,000 in May 2020 and the 694,820 shares redeemed for approximately $7,108,000 in October 2019) in connection with the Extension Amendments.

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In October 2016, the Sponsor purchased 8,625,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.001 per share (see Note 8). The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below and subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters (see Notes 5 and 8) so that the initial stockholder would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. As discussed further in Notes 5 and 8, on November 27, 2017, the underwriters’ notified the Company that they would not exercise the overallotment option and, as such, the 1,125,000 shares that were subject to forfeiture were forfeited as of the closing of the Public Offering on November 21, 2017. The Founder Shares will automatically convert into shares of Class A common stock at the time of the business combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

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

See also Note 3.

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

See also Note 3.

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

Administrative Service Agreement and Services Agreement

The Company pays $10,000 a month, $30,000 for each of the three months ended September 30, 2020 and 2019 and $90,000 for each of the nine months ended September 30, 2020 and 2019, for office space, accounting services, utilities and secretarial support provided by the Sponsor subsequent to the date the Company’s securities were first listed on the NYSE. Such monthly fee will terminate upon the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company. No amounts were payable at September 30, 2020 or December 31, 2019.

NOTE 7 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the private placement, a total of $300,000,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. An aggregate of approximately $249,531,000 has been removed from the Trust in connection with shareholder redemptions of 23,877,302 shares, including 23,182,481 shares redeemed for approximately $242,423,000 in May 2020 and the 694,820 shares redeemed for approximately $7,108,000 in October 2019, in connection with the Extension Amendments discussed in Notes 2 and 3.

At September 30, 2020 and December 31, 2019, the proceeds of the Trust Account were invested in a money market fund that invests solely in U.S. government treasury bills. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying September 30, 2020 and December 31, 2019 condensed consolidated balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2020 and December 31, 2019 consist of money market funds holding U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	September 30, 2020	Holding Gain	Markets (Level 1)
Assets:
Money market funds	$63,804,000	$-	$63,804,000
Total	$63,804,000	$-	$63,804,000

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	December 31, 2019	Holding Loss	Markets (Level 1)
Assets:
Money market funds	$305,529,000	$-	$305,529,000
Total	$305,529,000	$-	$305,529,000

The Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreements.

During the nine months ended September 30, 2020, the Company withdrew approximately $865,000 from the Trust Account to fund (i) permitted withdrawals for taxes and for (ii) working capital at the rate of $750,000 per year. In addition, approximately $242,423,000 was withdrawn from the Trust Account during the nine months ended September 30, 2020 to fund shareholder redemptions of 23,182,481 Class A common shares.

During the year ended December 31, 2019, the Company withdrew approximately $2,638,000 from the Trust Account in order to pay 2018 actual and 2019 estimated income taxes (approximately $1,397,000) and franchise taxes (approximately $420,000) paid in installments and to released approximately $813,000 allowed for working capital (including undistributed amounts from the prior year). In addition, on October 22, 2019, in connection with the Extension Amendment, stockholders elected to redeem 694,820 public shares of the Company’s Class A common stock at approximately $10.23 per share resulting in a distribution from the Trust Account of approximately $7,108,000.

Additionally, during the year ended December 31, 2019, the Company received approximately $1,758,000 (two payments of approximately $879,000) from the Seller representing the payment of $0.03 per outstanding public share (29,305,180 public shares) for each extension period under the Extension Amendment discussed further in Note 3. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, and from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with these extensions, the Company deposited $879,155.40, each extension, into the Trust Account representing the continued payment of $0.03 per outstanding public share (29,305,180 public shares) for each extension period. As a result of the extensions, the Company has deposited a total aggregate amount of approximately $5,274,932 (six payments of $879,155.40) and $1,758,310.80 (two payments of $879,155.40), respectively, at September 30, 2020 and December 31, 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

In May 2020 and October 2019, in connection with the Extension Amendments, stockholders elected to redeem 23,182,481 and 694,820 shares of the Company’s Class A common stock par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”). The shares were redeemed at approximately $10.46 and $10.23 per share, the per share value of the Trust Account at that date resulting in a distribution from the Trust Account of approximately $242,423,000 and $7,108,000. As a result, 6,122,699 and 29,305,180, respectively, public shares remain issued and outstanding following such redemptions at September 30, 2020 and December 31, 2019 (4,328,690 and 28,344,013, respectively, of which are classified outside of equity as redeemable common stock).

At each of September 30, 2020 and December 31, 2019 there were 7,500,000 shares of Class F common stock issued and outstanding. See also Note 3.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2020 and December 31, 2019, the rights and preferences have not been determined and there were no shares of preferred stock issued and outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and the financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2020 and the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 31, 2020.

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

Recent Developments — Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A continuation of the significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed a number of opportunities for the purpose of entering into a business combination with an operating business, and, as described below in further detail under the caption “Agreement for Business Combination and Extension Amendments” entered into a Share Exchange Agreement with Blue Valor Limited which we terminated in July 2020 (as further discussed below), and subsequently entered into the Business Combination Agreement with Onyx on September 18, 2020. We are not able to determine as of the date of this report whether we will complete the business combination with Onyx or with any other target business. We intend to effectuate the business combination using remaining cash from the proceeds of our initial public offering (after redemptions in October 2019 and in May 2020) and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at September 30, 2020 we had approximately $375,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Agreement for Business Combination and Extension Amendments

On December 2, 2019, the Company entered into an Amended and Restated Share Exchange Agreement, as amended by that First Amendment to the Amended and Restated Share Exchange Agreement, dated March 13, 2020 (the “Share Exchange Agreement”), that amends and restates the Share Exchange Agreement dated as of August 23, 2019, as amended by that First Amendment to Share Exchange Agreement dated as of September 27, 2019, with Blue Valor Limited (“Blue Valor” or the “Seller”), a company incorporated in Hong Kong and an indirect, wholly owned subsidiary of Blue Focus Intelligent Communications Group (“BlueFocus”). On July 20, 2020, the Company terminated the Amended and Restated Share Exchange Agreement, dated December 2, 2019, between Blue Valor Limited, a company incorporated in Hong Kong (“Blue Valor”), and the Company, as amended by that First Amendment to the Amended and Restated Share Exchange Agreement, dated March 13, 2020 (the “Share Exchange Agreement”). The Share Exchange Agreement was terminated pursuant to Section 10.1(f), which allows either party to terminate the agreement if the business combination contemplated therein is not consummated by May 20, 2020. The termination was in response to the increasing impact on the global advertising sector, and global markets broadly, resulting from the COVID-19 pandemic, which has negatively affected market valuations. No termination penalty was incurred or became payable by the Company in connection with the termination of the Share Exchange Agreement. Under the terms of the Share Exchange Agreement, Legacy would have purchased all of the issued and outstanding shares of a wholly owned holding company of Blue Valor, which held an advertising and marketing services group, which we refer to as the “Blue Impact business.” Concurrently with termination of the Share Exchange Agreement, Legacy terminated the related ancillary agreements which it had entered into in connection with the contemplated business combination.

On September 18, 2020, the Company entered into the Business Combination Agreement with Onyx, pursuant to which, subject to the satisfaction or waiver of certain conditions therein, the Company will pay to the Onyx common stockholders, in the form of shares of Legacy Class A common stock valued at $10.00 per share, an amount equal to the sum of (a) $260,000,000, (b) plus the amount, if any, by which the net working capital of Onyx exceeds a net working capital target, (c) minus the amount, if any, by which the net working capital exceeds the net working capital of Onyx, (d) plus $25,000,000, which represents cash that will be retained by Onyx, (e) minus the amount of indebtedness of Onyx, (f) minus $20,000,000 to be paid to the holders of the outstanding shares of the preferred stock, no par value per share, of Onyx, (g) minus the amount of all of Onyx’s transaction expenses, (h) minus $3,000,000, to be held in reserve by Legacy for potential post-Closing purchase price adjustments, (i) minus $350,000 for the stockholder representative reserve fund to be used for paying directly, or reimbursing the Stockholder Representative for, any third party expenses pursuant to the Business Combination Agreement and the agreements ancillary thereto, and (j) unless certain claims are resolved prior to Closing (as described below), minus $7,500,000, to be held in reserve by Legacy for reimbursement of certain potential indemnification expenses that may become payable by Onyx.

The purchase price will be estimated at Closing and will be subject to a post-Closing reconciliation process. Any unused portion of the Adjustment Reserve Amount following such reconciliation, or any unused portion of the Indemnification Expense Reserve Amount, will be paid to the Onyx common stockholders by issuance of additional shares of Class A common stock in accordance with the terms of the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company and the Stockholder Representative, entered into a sponsor support agreement (the “Sponsor Support Agreement”). Pursuant to the Sponsor Support Agreement, the Sponsor agreed to, immediately prior to the closing, (i) assign and transfer to the Company for cancellation 3,000,000 shares of Class F common stock (the “Forfeited Shares”) and (ii) assign and transfer to the Company for cancellation 14,587,770 of its private placement warrants to purchase shares of Class A common stock (the “Equity Reduction Warrants”), which excludes 2,912,230 warrants that are currently allocated to and beneficially owned by certain institutional investors of the Sponsor. The Forfeited Shares and the Equity Reduction Warrants are each being forfeited as partial consideration for the Sponsor Deferred Shares (as defined below).

The Sponsor further agreed that (i) if the amount of funds available in the trust fund established by the Company for the benefit of its public stockholders (the “Trust Fund”), after giving effect to the exercise of redemption rights by the redeeming stockholders of the Company, is less than $54,000,000, then immediately prior to the closing of the Business Combination, the Sponsor shall surrender and forfeit up to a maximum of 3,250,000 shares of Class F common stock (the “Equity Reduction Shares”), pursuant to a calculation described in the Sponsor Support Agreement and (ii) that if, and to the extent, that the Company pays its transaction expenses from the Trust Fund in excess of $16,400,000, then the Sponsor shall surrender and forfeit to the Company up to a maximum of 3,250,000 shares of Class F common stock (the “Expense Reduction Shares”), pursuant to a calculation described in the Sponsor Support Agreement. In no event shall the sum of the Expense Reduction Shares and the Equity Reduction Shares exceed 3,250,000 shares of Class F common stock.

The Sponsor will have the ability to earn back up to 50% of the sum of the number of Equity Reduction Shares and the number of Expense Reduction Shares based on the average trading share price of the Company’s Class A common stock over a 730 calendar day period immediately following closing (the “Sponsor Deferred Shares”).

As a result of a Letter Agreement dated September 17, 2020, by and between Legacy, Wells Fargo, Cantor Fitzgerald, Stifel, Nicolaus & Co. and Loop Capital, the deferred underwriting fee payable by Legacy and referred to in the “Liquidity and Capital Resources” and “Deferred Offering Costs” has been reduced by $4,500,000, from $10,500,000 to $6,000,000.

In connection with the Business Combination Agreement, Legacy agreed to use its commercially reasonable best efforts to obtain the vote or consent of the holders of at least 65% of the outstanding public warrants to (a) amend the Warrant Agreement to provide, among other things, that each outstanding public warrant will no longer be exercisable to purchase one-half share of Class A common stock for $5.75 per half-share (subject to adjustment as provided in Section 4 of the Warrant Agreement) and instead will be converted solely into the right to receive: if, at the Closing, the aggregate gross cash in the trust account, plus the aggregate gross proceeds received by the Company pursuant to any private offering, (A) is at least equal to $60,000,000, $0.35 in cash and 0.065 of a share of Class A common stock, (B) is less than $60,000,000, but at least equal to $44,000,000, $0.25 in cash and 0.075 of a share of Class A common stock, or (C) is less than $44,000,000, $0.18 in cash and 0.082 of a share of Class A common stock and (b) to amend the Warrant Agreement to provide, among other things, that 2,912,230 private placement warrants issued pursuant to that certain Sponsor Warrants Purchase Agreement, dated as of October 24, 2017, between Legacy and Sponsor, and not owned by Sponsor, shall no longer be exercisable to purchase one-half share of Class A common stock for $5.75 per half-share (subject to adjustment as provided in Section 4 of the Warrant Agreement) and instead shall be converted solely into the right to receive: if, at the Closing, the aggregate gross cash in the trust Account, plus the aggregate gross proceeds received by the Company pursuant to any private offering, (A) is at least equal to $60,000,000, $0.35 in cash and 0.065 of a share of Class A common stock, (B) is less than $60,000,000, but at least equal to $44,000,000, $0.25 in cash and 0.075 of a share of Class A common stock, or (C) is less than $44,000,000, $0.18 in cash and 0.082 of a share of Class A common stock.

The Company’s Charter and final IPO prospectus dated November 16, 2017, (which was filed with the SEC on November 17, 2017) provided that the Company had until November 21, 2019 to complete a business combination. In order to provide the Company additional time to complete the business combination with the Blue Impact business, on October 22, 2019 the Company’s Stockholders approved an Extension Amendment (the “Extension Amendment”) in order to extend the deadline to complete the business combination with the Blue Impact business from November 21, 2019 to December 21, 2019 and thereafter at the Company’s option or upon the Sellers request up to five times, initially to January 21, 2020, and thereafter by up to four additional 30-day periods ending on May 20, 2020 (the “Initial Extended Date”). On April 21, 2020, the Company filed a definitive proxy on Schedule 14A related to the extension of the deadline to consummate a business combination to November 20, 2020. Thereafter, on May 18, 2020, the shareholders of the Company approved an extension of time to complete a business combination from May 20, 2020 to November 20, 2020 (the “Extended Date”). As such, the deadline to consummate a business combination is currently extended to November 20, 2020. The Company may continue to withdraw from the trust account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendments.

In connection with the Business Combination Agreement, the Company has filed a definitive proxy statement seeking shareholder approval to extend the date by which a business combination is required to be completed from November 20, 2020 to December 31, 2020 (the “Extension Proposal”).

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”) aggregating approximately $7,108,000, and 29,305,180 public shares remained issued and outstanding at that time following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned $979,155.40 to the Company under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned $879,155.40 for each extension. As a result, Seller has loaned to the Company a total of $5,574,932.40 at September 30, 2020 (six loans), and a total of $1,958,310.80 at December 31, 2019 (two loans).

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to the Company the amount of the contributions to be made by the Company in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not be required to make any loan to the Company with respect to any Extension for the purpose of consummating an initial business combination other than the business combination. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that the Company will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date. As of September 30, 2020, the Company had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

The Seller Loans will be forgiven by the Seller if the closing of the business combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of the business combination.2

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the business combination with the Blue Impact business, the Company publicly announced the Company’s decision no later than the close of business on the last day of the then-current extension period. In addition, the Company has made additional contributions of $0.03 per outstanding public share for each period of the extension by the Company at its option and/or at the Seller’s request. The Seller has so far made contributions of $979,155.40 for each of the first three extensions, and $879,155.40 for each of the fourth, fifth and sixth extensions at September 30, 2020, for contributions of a total aggregate amount of $5,574,932. If the Company’s board of directors determines that the Company will not be able to consummate an initial business combination by the Extended Date, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

2 The Company may choose to settle the Seller Loans and related fees with stock consideration.

In connection with the May 2020 Extension Agreement, shareholders elected to redeem 23,182,481 Class A common shares at approximately $10.46 per share for an aggregate of approximately $242,423,000 withdrawn from the trust account. In addition, in connection with the May 2020 Extension Agreement, the Company agreed to make a cash contribution (“Contribution”) to the trust account in an amount equal to $0.02 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for each month of the Extension (or approximately $122,400.00 per month after giving effect to redemptions). The Contribution will not accrue interest and the aggregate amount of the Contribution will be calculated and paid in full at the closing from the proceeds of the business combination. Since this potential payment is contingent upon the closing of a business combination, no accrual of a liability has been made at September 30, 2020 and any payment will be reflected upon the closing of a business combination if there is such a closing.

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

In the three and nine months ended September 30, 2020 our principal operating expenses included approximately $60,000 and $215,000 for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $150,000 in franchise taxes, approximately $980,000 and $2,600,000 in consulting, legal and travel costs associated with our search for a business combination candidate and related proxy and other costs and approximately $30,000 and $90,000 ($10,000 per month) in administrative fees to our Sponsor. Additionally, in the three and nine months ended September 30, 2020, the company incurred approximately $24,000 and $76,000 of interest expense on the notes issued in connection with the October 23, 2020 Extension Amendment, as amended. Further, during the three and nine months ended September 30, 2020, the Company generated approximately $16,000 and $1,057,000 of interest income on the U.S. government treasury bill, and money market, investments in the Trust Account. The lower interest income in 2020 is largely due to lower interest rates, and to a lesser extent, lower balances. Such interest income is currently taxable and results in a (credit) provision for income taxes of approximately $(7,000) and $191,000 in the three and nine months ended September 30, 2020 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes and for permitted withdrawals for working capital.

In the three and nine months ended September 30, 2019 our principal operating expenses included approximately $60,000 and $220,000 for the professional, insurance and listing costs associated with our public reporting, approximately $50,000 and $150,000 in franchise taxes, approximately $900,000 and $2,600,000 in consulting, legal and travel costs associated with our search for a business combination candidate and approximately $30,000 and $90,000 ($10,000 per month) in administrative fees to our Sponsor. Further, during the three and nine months ended September 30, 2019, the Company generated approximately $1,588,000 and $5,154,000 of interest income on the U.S. government treasury bill investments in the Trust Account. The significantly lower interest income is a trend that is expected to continue. In fact, it is likely that interest income will not be sufficient to fund withdrawals for taxes and working capital. The higher interest income in 2019 is largely due to higher interest rates as well as, to a lesser extent, higher trust assets in 2019. Such interest income is currently taxable and results in a provision for income taxes of approximately $325,000 and $1,055,000 in the three and nine months ended September 30, 2019 since the majority of our operating expenses are considered start-up costs and are not currently deductible. The Company periodically withdraws funds from the Trust Account to fund the payment of income and franchise taxes and for permitted withdrawals for working capital.

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

Liquidity and Capital Resources

The net proceeds from (i) the sale of the Units in our initial public offering, after deducting offering expenses of approximately $887,000 and underwriting commissions of $6,000,000 (excluding deferred underwriting commissions of $10,500,000, which was reduced, in September 2020, to $6,000,000), and (ii) the sale of the private placement warrants for a purchase price of $8,750,000, were approximately $301.6 million. Of this amount, $300.0 million was placed in the Trust Account, which includes up to $10,500,000 of deferred underwriting commissions. The remaining approximately $1,600,000 was made available to us for working capital and is not held in the Trust Account. See below regarding an aggregate of approximately 249,531,000 that has been removed from the Trust in connection with shareholder redemptions of 23,877,302 shares, including 23,182,481 shares redeemed for approximately $242,423,000 in May 2020 and the 694,820 shares redeemed for approximately $7,108,000 in October 2019, in connection with the Extension Amendments.

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

As of September 30, 2020, we have available to us approximately $375,000 of proceeds held outside the Trust Account. We may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Amendment.

See “Overview, Agreement for Business Combination and Exchange Amendments” above for a discussion of the Share Exchange Agreement and the Extension Amendment.

On October 23, 2019, the Company issued a note (the “Seller Note”) for the aggregate principal amount of approximately $979,000, to the Seller (including $100,000 provided to the Company for working capital). Borrowings under the Seller Note will bear interest at a rate equal to the 1-month USD LIBOR interest rate, plus 1.5%. The Seller Note was issued in connection with the approval by the Company’s stockholders of the Extension Amendment. In connection with the Extension Amendment, stockholders elected to redeem 694,820 shares of the Company’s Class A common stock, par value $0.0001 per share, issued in the Company’s initial public offering (the “public shares”), and 29,305,180 public shares remained issued and outstanding at that time following such redemptions. Accordingly, consistent with the Company’s proxy materials relating to the special meeting, on or about October 23, 2019, the Company made a cash contribution to the Trust Account in an amount equal to $0.03 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for the initial extension through December 21, 2019, which equaled an aggregate amount of approximately $979,000 (including $100,000 provided to Company for costs and expenses). On December 17, 2019, in connection with the Company’s extension of the date by which the Company has to consummate a business combination from December 21, 2019, to January 21, 2020, the Company issued an amended and restated note (the “Amended Seller Note”) to the Seller that amended and restated the Seller Note and received the second Seller Loan from the Seller. Borrowings under the Amended Seller Note will continue to bear interest at a rate equal to the 1 month USD LIBOR interest rate, plus 1.5% accruing from the date of the applicable borrowings. Subsequent to December 31, 2019, the Company has extended the date by which it has to consummate a business combination from January 21, 2020 to February 20, 2020, from February 20, 2020 to March 21, 2020, from March 21, 2020 to April 20, 2020 and from April 20, 2020 to May 20, 2020. In connection with each of the first three extensions, the Seller loaned $979,155.40 to the Company under the Amended Seller Note. Additionally, in connection with the remaining extensions, the Seller loaned $879,155.40 for each extension. As a result, Seller has loaned to the Company a total of $5,574,932.40 at September 30, 2020 (six loans), and a total of $1,958,310.80 at December 31, 2019 (two loans).

Under the terms of the Share Exchange Agreement, the Seller agreed to loan (each, a “Seller Loan”) to the Company the amount of the contributions to be made by the Company in connection with the initial extension through December 21, 2019, and for each period of the Extension thereafter; provided, however, that the Seller is not required to make any loan to the company with respect to any Extension for the purpose of consummating an initial business combination other than the business combination with the Blue Impact business. In addition, the Seller agreed that the Seller Loans may include additional amounts to cover certain costs and expenses that the Company will reasonably incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date and the total of all such costs and expenses shall not exceed a total of $300,000 in the aggregate for all Extensions through the Extended Date. No Seller Loan may exceed $1,000,000 in the aggregate (including loans to fund costs and expenses). The Seller Loans made on or about October 23, 2019, December 21, 2019 and January 21, 2020, each in the principal amount of approximately $979,000 under the Amended Seller Note reflects a loan to fund the Company’s Contributions to the Trust Account of approximately $879,000 plus $100,000 to fund the costs and expenses that the Company reasonably expects incur in connection with the continuation of operations until the earlier of the consummation of the business combination or the Extended Date. As of September 30, 2020, the Company had borrowed in respect of its costs and expenses a total of $300,000 in the aggregate.

The Seller Loans will be forgiven by the Seller if the closing of the business combination does not occur and the Trust Account liquidates, except to the extent of any funds that are available to the Company (i) after such liquidation in accordance with the trust agreement, or (ii) from any other source. The amount of the Seller Loans will be repayable by the Company to the Seller upon consummation of the business combination.3

When the Company elected and/or the Seller requested that the Company extend the date by which the Company has to consummate the business combination, the Company has publicly announced the Company’s decision no later than the close of business on the last day of the then-current extension period. In addition, the Company has made additional Contributions of $0.03 per outstanding public share for each period of the extension by the Company at its option and/or at the Seller’s request. The Seller has so far made Contributions of $979,155.40 for each of the first three extensions, and $879,155.40 for each of the fourth, fifth and sixth extensions at September 30, 2020, for Contributions of a total aggregate amount of $5,574,932. If the Company’s board of directors determines that the Company will not be able to consummate an initial business combination by the Extended Date, the Company’s board of directors would wind up our affairs and redeem 100% of the outstanding public shares.

In connection with the May 2020 Extension Agreement, the Company agreed to make a cash contribution (“Contribution”) to the trust account in an amount equal to $0.02 for each public share that was not redeemed in connection with the stockholder approval of the Extension Amendment for each month of the Extension (or approximately $122,400.00 per month after giving effect to redemptions). The Contribution will not accrue interest and the aggregate amount of the Contribution will be calculated and paid in full at the closing from the proceeds of the business combination. Since this potential payment is contingent upon the closing of a business combination, no accrual of a liability has been made at September 30, 2020 and any payment will be reflected upon the closing of a business combination if there is such a closing.

 We believe the Company’s sources of liquidity, including our $375,000 cash position at September 30, 2020, together with the agreement for Seller Loans in the Share Exchange Agreement, are adequate to fund our operations until November 20, 2020, the Extended Date. In addition, the Company may continue to withdraw from the Trust Account amounts necessary for taxes, and for working capital of up to $750,000 annually (on a pro rata basis), during the period of the Extension Agreement. We will use these funds primarily to perform business due diligence on the prospective business combination target business, review corporate documents and material agreements of prospective target business, structure, negotiate and complete the business combination, pay our professional and other costs of being a public company, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We do not expect to have any material capital expenditures during 2020, except as may be incurred in connection with our initial business combination (if any).

3 The Company may choose to settle the Seller Loans and related fees with stock consideration.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of income tax expense, franchise tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $750,000 annually), by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class F common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of Class F common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income available to Class A common stockholders:
Interest income	$16,000	$1,588,000	$1,057,000	$5,154,000
Less: Income and franchise taxes	(16,000)	(375,000)	(341,000)	(1,205,000)
Expenses available to be paid with interest income from Trust (up to a maximum of $750,000 per year)	-		(563,000)	-
Net income available to Class A common stockholders	$-	$1,213,000	$153,000	$3,949,000

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income available to Class F common stockholders:
Net (loss) income	$(1,048,000)	$53,000	$(2,330,000)	$1,533,000
Less: amount attributable to Class A common stockholders	-	(1,213,0000)	(153,000)	(3,949,000)
Net income (loss) available to class F common stockholders	$(1,048,000)	$1,160,000)	$(2,383,000)	$(2,416,000)

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

Deferred Offering Costs:

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – ”Expenses of Offering”. Offering costs of approximately $17,387,000 consisted principally of underwriter discounts of $16,500,000 (including $10,500,000 of which payment is deferred) and approximately $887,000 of professional, printing, filing, regulatory and other costs, have been charged to additional paid-in-capital upon completion of the public offering. See also, Note 5 to condensed consolidated financial statements regarding reduction of the deferred underwriting fees in September 2020.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company recorded income tax (credit) expense of approximately $(7,000), 191,000, 325,000 and $1,055,000, respectively, in the three and nine months ended September 30, 2020 and 2019, respectively, primarily related to interest income earned on the Trust Account net of franchise taxes. The Company’s effective tax rate was approximately (1)%, 9%, 86% and 41%, respectively, for the three and nine months ended September 30, 2020 and 2019. The Company’s effective tax rate differs from the expected income tax rate due to the start-up and business combination costs (discussed above) which are not currently deductible. At September 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $1,718,000 and $1,080,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 5, all of the 30,000,000 common shares sold as part of a Unit in the Public Offering (an aggregate of 23,877,301 shares have been redeemed, including 23,182,481 shares which were redeemed in May 2020 and 694,820 of shares which were redeemed in October 2019 as discussed in Note 3 above, leaving 6,122,699 outstanding) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2020 and December 31, 2019, 4,328,690 and 28,344,013, respectively, of the 30,000,000 Public Shares (6,122,699 and 29,305,180, respectively, of which shares remain outstanding at September 30, 2020 and December 31, 2019 after 23,877,302 and 694,826 total share redemptions as of those dates) were classified outside of permanent equity.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting, the Company’s management utilizes the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The New York Stock Exchange, or NYSE, may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on the NYSE and began trading on November 16, 2017. On November 27, 2017, we announced that holders of our units could elect to separately trade our Class A common stock and our public warrants included in the units. On November 30, 2017, our Class A common stock and our public warrants began trading on the NYSE under the symbols “LGC” and “LGC.WS,” respectively. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (200 round lot stockholders). Additionally, in connection with the Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to continue to meet the continued listing required prior to completing the Business Combination or to meet the initial listing requirements in connection with the Business Combination. Additionally, pursuant to Section 102.06(e) of the NYSE Listed Company Manual, the NYSE may commence delisting procedures if the Business Combination is not consummated by three years from the closing of the initial public offering, or November 20, 2020. Accordingly, if the Business Combination is not consummated by November 20, 2020 and the Extension Amendment is effected, we may be delisted from the NYSE.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the second trading market for our securities;

●	a limited amount of new and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and public warrants are listed on the NYSE, the units, Class A common stock and public warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Onyx’s minority stockholders have expressed objections to the actions of Onyx’s board of directors and majority stockholder in entering into the Business Combination Agreement and ancillary agreements. If the minority stockholders would be successful in challenging the majority stockholder’s exercise of its “drag-along right,” then the minority stockholders could engage in activities that might be disruptive of the Company’s ongoing business.

Messrs. Royzenshteyn and Gerashenko currently own 48% of the outstanding shares of Onyx common stock and serve on Onyx’s board of directors. In their capacity as Onyx directors, each of them voted against Onyx entering into the Business Combination Agreement. Onyx Enterprises Canada Inc. currently owns 52% of the outstanding shares of Onyx common stock and has two designees on Onyx’s board of directors. The majority stockholder’s two designees on the board, and a third director appointed by the New Jersey Superior Court, voted in favor of entering into the Business Combination Agreement. On behalf of itself, the majority stockholder entered into a written consent of Onyx stockholders approving the Business Combination Agreement and entered into a Stockholder Support Agreement pursuant to which the majority stockholder agreed to, among other things, (i) vote its shares of Onyx common stock (x) to approve the Business Combination Agreement, the Business Combination and any other transactions contemplated thereby, and (y) against any merger or other business combination transaction (other than the Business Combination) that would reasonably be expected to prevent or otherwise adversely affect the Business Combination and any other transactions contemplated thereby, (ii) appoint Legacy as its proxy and attorney-in-fact, with full power of substitution and re-substitution, to vote Onyx Shares (as defined below) in favor of the Business Combination, (iii) waive any dissenters rights which it may have pursuant to the New Jersey Business Corporation Act, (iv) abstain from joining or commencing any action against any parties to the Business Combination Agreement, and (v) release all parties to the Business Combination Agreement from any and all claims, as well as waive or relinquish rights to claims against the parties to the Business Combination Agreement that the Onyx stockholders or any of their affiliates may have had in the past, may now have or may have in the future, subject to certain exceptions, as described therein, including without limitation, any rights related to the Stockholder Litigation. Upon exercise of its “drag-along right” under Section 4.5 of the Stockholders Agreement, the majority stockholder also executed on behalf of each of the minority stockholders the written consent of Onyx stockholders and a Stockholder Support Agreement.

On October 3, 2020, counsel to the defendants in the Stockholder Litigation received a letter from counsel to the minority stockholders objecting to Onyx Enterprises Canada Inc.’s use of the “drag-along right” under Section 4.5 of the Stockholders Agreement and the proxy granted pursuant to Section 5.1 of the Stockholders Agreement to execute (i) the stockholder written consent, dated September 18, 2020, approving the Business Combination Agreement and (ii) the Stockholder Support Agreements, in each case on behalf of the minority stockholders. The letter also describes the Business Combination as unlawful and threatens further unspecified actions by the minority stockholders.

Although approval by the Onyx stockholders of the Business Combination Agreement and the transactions contemplated thereby requires only a majority of the outstanding shares of Onyx common stock, if the minority stockholders would be successful in challenging the validity of documents entered into on their behalf by the majority stockholder, then the minority stockholders may have the ability to commence an action against one or more parties to the Business Combination Agreement, and to pursue claims against such parties even after the closing of the Business Combination. Prior to the closing, the minority stockholders have taken and may continue to take actions to delay or prevent the consummation of the Business Combination. For example, on October 15, 2020, the minority stockholders filed an order to show cause to preliminarily enjoin the Business Combination pending final adjudication of the Stockholder Litigation. On October 23, 2020, the Superior Court of New Jersey, Chancery Division, Monmouth County refused to grant a preliminary injunction and set the hearing date on the order to show cause for December 4, 2020. On October 26, 2020, the minority stockholders filed an application for permission to file emergent motion to request a temporary restraining order preventing the closing of the Business Combination prior to the December 4th hearing with the Superior Court of New Jersey, Appellate Division, which such court denied. On October 27, 2020, the minority stockholders appealed the Appellate Division’s ruling to the Supreme Court of New Jersey. On October 28, 2020, the Supreme Court of New Jersey denied such appeal. If the minority stockholders are successful in these or any other legal action seeking to enjoin the consummation of the Business Combination, the Business Combination may not be consummated at the anticipated time, or at all.

Following the Closing, the minority stockholders could engage in litigation against the Company and its directors seeking monetary damages and/or potentially distracting the Company’s directors and officers from executing upon the Company’s business plans. In addition, the Onyx minority stockholders are expected to hold more than 25% of the outstanding shares of the Company following the Closing, and could engage in shareholder activism that may be disruptive to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
2.1	Business Combination Agreement, dated as of September 18, 2020	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2020.
3.1	Articles of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 4, 2020.
10.1	Sponsor Support Agreement, dated as of September 18, 2020	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2020.
10.2	Form of Stockholder Support Agreement, dated as of September 18, 2020	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2020.
10.3	Sponsor Lock-up Agreement, dated as of September 18, 2020	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2020.
10.4	Form of Warrant Holder Support Agreement	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2020.
10.5	Warrant Holder Support Agreement, dated as of September 18, 2020, by and between Lawrence Financial LLC and Legacy Acquisition Corp.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2020.
10.6	Warrant Holder Support Agreement, dated as of September 18, 2020, by and between Cedarwood LLC and Legacy Acquisition Corp.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 22, 2020.
10.7	Warrant Holder Support Agreement, dated as of September 18, 2020, by and between Periscope Capital, Inc. and Legacy Acquisition Corp.	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 22, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY ACQUISITION CORP.

Dated: November 9, 2020	/s/ Edwin J. Rigaud
Name: Edwin J. Rigaud
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: November 9, 2020	/s/ William C. Finn
Name: William C. Finn
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)