Form 10-K
period 2020-12-31
PARTS iD, Inc.
filed 2021-03-09
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38296

PARTS iD, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	81-3674868
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1 Corporate Drive, Suite C

Cranbury, New Jersey 08512

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (609) 642-4700

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ID	NYSE American

Securities registered under Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $9.60 on such date, is $42,046,790. Excluded from this amount is the value of all shares beneficially owned by the registrant’s sponsor or investors thereof, directors of the registrant, and the founders of the predecessor company to the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are no other persons or entities who may be deemed to be affiliates of the registrant.

As of March 5, 2021, there were 32,873,457 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Annual Report on Form 10-K that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), including with respect to financial and business performance, and our ability to produce accurate projections and metrics related thereto, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	costs related to the Business Combination;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities and initiatives, including the market acceptance of our planned products and services;

●	competition and our ability to counter competition, including changes to Google’s algorithm;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our future capital requirements, our ability to raise capital and utilize sources of cash;

●	our ability to obtain funding for our operations;

●	changes in applicable laws or regulations; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

See also the section titled “Risk Factors” (refer to Part I, Item 1A of this report), and subsequent reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements. Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This cautionary note is applicable to all forward-looking statements contained in this report.

RISK FACTORS SUMMARY

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of the risks applicable to us in Part I, Item 1A. “Risk Factors” and elsewhere in this report.

●	Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

●	Our recent growth rates may not be sustainable or indicative of our future growth, which will depend on: (i) our customers’ experience, (ii) the economy and disposable income of our customers, (iii) our product offering, product pricing and fulfillment, (iv) shipping speed and cost optimization, (v) our competitive position in the aftermarket parts supply, (vi) changes in search engine algorithms affecting our website’s search engine optimization, and (vii) vendor supplies and vendor performance.

●	We are primarily dependent on negative working capital to finance our business, and any adverse change in the availability of negative working capital, due to any factor, including a decrease in revenues or a reduction and/or withdrawal of credit terms from our key vendors, could severely impact the liquidity of the Company and its operations.

●	Our business operates on thin operating margins, and even small changes in our operating scale, revenue growth rate, product costs, advertisement costs, customer traffic patterns, search engine algorithms, or selling and administrative overhead costs, or any one-time exceptional expense, could have a material impact on our profitability. If we fail to manage our growth or our cost effectively, our business, financial conditions and results of operations could be materially and adversely affected.

●	We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

●	We depend on search engines and other online sources to attract visitors to our digital commerce platform, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business, financial condition and results of operations will be harmed.

●	If we are unable to manage the challenges associated with its international operations, the growth of our business could be limited, and our business could suffer.

●	Our growth strategy is dependent upon our ability to expand our “iD” branded store in industries outside automotive parts and accessories and to expand beyond our core “do-it-yourself” (“DIY”) customer base into “business to business” and “do-it-for-me” (“DIFM”) customers, and these expansion efforts may fail.

●	We are highly dependent upon key product vendors. Sales of products sourced from our top ten product vendors represented approximately 33.4% of our total revenue during the fiscal year ended December 31, 2020. Our ability to source products from product vendors in amounts and on terms acceptable to the Company is dependent upon factors that are beyond our control.

●	We source a majority of our private label products, and our product vendors acquire a majority of their products, from manufacturers and distributors located in Taiwan and China. We do not have any long-term contracts or exclusive agreements with our foreign product vendors that would ensure our ability to source the types and quantities of products we desire at acceptable prices and in a timely manner or that would allow us to rely on customary indemnification protection with respect to any third-party claims similar to some of our U.S. product vendors.

●	We may not be able to properly enforce our agreements with contractors, service providers or product vendors in international markets.

●	We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may have greater resources than us and may be better positioned to capitalize on the growing online automotive aftermarket parts and accessories market.

●	Any failure to maintain the privacy and security of information, including personally identifiable information relating to our customers, employees and vendors, whether as a result of cybersecurity attacks on our information systems or otherwise, could damage our reputation, result in litigation or other legal actions against us, cause us to incur substantial additional costs, and materially adversely affect our business, financial condition and results of operations.

●	System failures, including failures due to natural disasters or other catastrophic events, could prevent access to our digital commerce platform, which could reduce our net sales and harm its reputation.

●	If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers.

●	Claims of intellectual property infringement by parts manufacturers, distributors or retailers to the validity of aftermarket parts and accessories or related marketing materials could adversely affect our business.

●	We are subject to environmental laws, rules, and regulations, which may adversely impact our operations, and the failure to comply could result in harm to our reputation and could lead to fines and other penalties, including restrictions on the importation of our products into, or the sale of its products in, one or more jurisdictions until compliance is achieved.

●	Our business could be adversely affected by an ongoing legal proceeding with certain stockholders, and because we are involved in litigation from time to time and is subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.

●	We will incur significantly increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

●	We depend on third-party delivery services to deliver products to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

●	Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations. Further, customers’ increasing demands for free shipping of products could adversely impact the growth of our business.

●	We rely on our bandwidth and data center providers and other third parties to provide products to our customers, and any failure or interruption in the services provided by these third parties could disrupt our business and cause us to lose customers.

●	Demand for the products we sell may be affected by the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

●	Demand for the products we sell may be affected by the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, the COVID-19 pandemic and related restrictions to slow its spread and other factors.

●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.

PART I

Item 1. Business

The following discussion reflects, and “we,” “us,” “our” the “Company” and “PARTS iD” generally refer to, the business of Onyx Enterprises Int’l, Corp. prior to giving effect to the Business Combination and PARTS iD, Inc. after giving effect to the Business Combination, as the context indicates, unless the context otherwise refers to Legacy Acquisition Corp.

Introductory Note

On November 20, 2020 (the “Closing Date”), PARTS iD, Inc., a Delaware corporation (f/k/a Legacy Acquisition Corp. (“Legacy”)) (the “Company” or “PARTS iD”), consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated September 18, 2020 (the “Business Combination Agreement”), by and among the Company, Excel Merger Sub I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company and directly owned subsidiary of Merger Sub 2 (“Merger Sub 1”), Excel Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company (“Merger Sub 2”), Onyx Enterprises Int’l, Corp., a New Jersey corporation (“Onyx”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the stockholder representative pursuant to the terms of Section 11.16 of the Business Combination Agreement.

At the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub 1 merged with and into Onyx (the “First Merger”), with Onyx surviving as a direct wholly-owned subsidiary of Merger Sub 2, and (b) promptly following the First Merger, Onyx, as the surviving company of the First Merger, merged with and into Merger Sub 2 (the “Second Merger”). Upon the consummation of the Second Merger, Merger Sub 2 was the surviving company and Onyx ceased to exist, and Merger Sub 2 became a direct, wholly owned subsidiary of the Company (collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, (i) Legacy changed its name from Legacy Acquisition Corp. to PARTS iD, Inc. and listed its shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) on the NYSE under the symbol “ID” and (ii) Merger Sub 2 changed its name to PARTS iD, LLC (“PARTS iD, LLC”).

Available Information

Our website address is www.partsidinc.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our code of ethics, audit committee charter, compensation committee charter, nominating and corporate governance committee charter and strategy, technology and risk management committee charter are available free of charge on our website. The public may read materials we file with the SEC, including reports, proxy and information statements, and other information, on the Internet site maintained by the SEC. The address of that site is www.sec.gov.

The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on the websites and such information should not be considered part of this document.

Overview

PARTS iD, Inc. is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. The Company was founded in 2008 with a vision of creating a one-stop digital commerce destination for the automotive parts and accessories market. Management believes that the Company has since become a market leader and proven brand-builder, fueled by its commitment to delivering an engaging shopping experience; comprehensive, accurate and varied product offerings; and continued digital commerce innovation.

At its core, the Company’s technology solution is a data and information platform that enables and facilitates a differentiated digital commerce experience within complex product markets, as opposed to a pure digital commerce or electronics retailer. The deep technology platform that we have built integrates software engineering with catalog management, data intelligence, mining and analytics, along with user interface development that utilizes distinctive rules-based parts fitment software capabilities. In order to handle the ever-growing need for accurate automotive product and parts data, the Company has utilized cutting-edge computational and software engineering techniques, including Bayesian classification, to enhance and improve data records and product information and also deliver an engaging user experience. The technology platform also offers the Company fungibility, which was demonstrated by the fact that it was able to launch seven new verticals in August 2018.

Through the journey of building a comprehensive and complex product portfolio with over 17 million SKUs, as well as building an end-to-end digital commerce platform, the Company has developed a platform for both digital commerce and fulfillment, relying on insights gleaned from nearly 14 billion data points related to vehicle parts, a virtual shipping network comprising over 2,500 locations, nearly 5,000 active brands, and machine-learning algorithms for complex fitment industries such as vehicle parts and accessories.

While the Company’s platform has been initially focused on automotive parts and accessories, management believes the Company’s platform is scalable and can be applied to other complex, multi-dimensional fitment, product portfolio industries, in addition to the seven new parts and accessories verticals — semi truck, motorcycle, powersports, RV/camper, boating, recreation and tools — that we launched in August 2018.

The Company has positioned these verticals under its existing “iD” brand and believes this will drive brand loyalty among customers and reputation among vendors, ultimately increasing online traffic, brand visibility, and customer orders for adjacent markets. The Company has since experienced growth in revenue related to the new verticals, our original equipment (“OE”) business, and our repair parts business.

Customer service is a key aspect of the experience the Company offers to its customers throughout their buying journey. The Company has specialized customer support teams which assist customers in navigating through the platform, addressing any technical questions, order tracking and completing the order.

Digital Commerce Platform

The Company’s digital commerce platform was developed in-house from inception as a solution for industries with data limitations and parts fitment complexities, all while making processes simpler and more efficient. A core differentiator of the Company’s digital commerce platform is its purpose-built and proprietary data catalog developed over more than a decade by collecting, analyzing and refining data regarding original equipment manufacturer, or OEM, vehicles and aftermarket products and customer feedback to define a universe of accurate Year-Make-Model, or YMM, values. Management believes this functionality creates a unique user experience path that drives purchase intelligence and increases consumer confidence and trust.

The Company’s in-house data catalog houses nearly 14 billion data points for automobiles and the Company’s other seven verticals. This data catalog is designed to tie vehicles with parts that fit their specific YMM, including the variations of sub-model, engine size, transmission type and drivetrain type, as well as to recommend complementary products, such as tools required to install purchased parts and accessories. To build its catalog, the Company aggregates data from multiple sources, cross-pollinates this data to address any gaps in data sets, enriches the catalog using its proprietary internal data, then applies artificial intelligence to make further improvements. Through this process, the Company’s data catalog is able to: (i) determine the exact parts fitment for a product by its parameters, even if certain fitment details are originally missing in manufacturers’ data feeds; and (ii) rapidly incorporate new SKUs as they become available. Because its data catalog is continually expanding with each customer interaction, the Company also is able to offer better purchase recommendations, increase up-sell opportunities, improve the efficiency of its fulfillment operations, and lower errors and mistakes in orders. These economic and commercial advantages result in a fly-wheel effect that increases operating leverage and momentum. Because the cost of operating the Company’s data catalog is largely fixed, the Company has been able to expand its customer offerings into adjacent categories at relatively low incremental costs. The Company’s in-house catalog and deep understanding of fitment data helps offer a personalized and tailored experience to its diverse customer base of DIY, DIFM and PRO (mechanics) customers. For example, the Company can offer its DIFM consumers the ability to research and choose from a wide variety of tires, and in the same transaction select a tire installation center (2,117 locations available as of February 28, 2021) near them and schedule an appointment. The Company is committed to providing an enhanced customer experience and becoming a one-stop shop and seamless solution for all vehicle enthusiast needs.

Product Vendors

The Company provides its product vendors with access to its large customer base and e-commerce market. The Company’s 1000+ product vendors can leverage the Company’s disruptive technology, enhanced fitment data, deep understanding of the market and large customer database to sell and position their innovative product catalog instantly. Product vendors can benefit from the Company’s engaging shopping experience, advanced 3D imagery, in-depth product description, reviews, installation guides and other tailored content offered by the Company’s platform, complemented by specialized customer service.

Fulfillment Operations

The Company’s virtual, proprietary and capital-efficient fulfillment model manages our sales volume while carrying minimal inventory, which is primarily associated with its private label products. The Company’s platform, which incorporates live or frequently updated inventory feeds from our product vendors, provides stock-on-hand for more than 17 million products across nearly 5,000 brands. The Company’s fulfillment model decides which product vendor to source from while the sale is made based on a proprietary algorithm, which incorporates factors such as availability of inventory, customer proximity, shipping cost and profitability.

This decentralized, data-driven approach allows the Company to increase delivery speed through more than 2,500 shipping points from its U.S. vendor network.

Products

The Company primarily sells automotive parts and accessories, including a wide range of goods from automobile accessories, wheels and tires, performance parts, lighting and repair parts. In addition, the Company launched seven new verticals in August 2018 and, in 2020, the value of the orders received from these new verticals grew to approximately 10% of the Company’s total order value. These seven new verticals offer parts and accessories for semi-trucks, motorcycles, powersports (including ATVs, snowmobiles and personal watercraft), RVs/campers, boats, recreation (including outdoor sports and camping gear) and tools using the same proprietary platform.

The Company primarily sources its products from industry leading brands and product vendors located in the U.S., except that its private label products are largely sourced from foreign product vendors. Regarding sales of products sourced from our product vendors, no single product vendor accounted for more than 10% of the Company’s total revenue for the year ended December 31, 2020. The Company’s inventory on hand, which largely relates to private label products, has generally remained below $1.0 million in value. As of December 31, 2020 and December 31, 2019, the sale value of customers’ unshipped and undelivered orders were $16.2 million and $8.6 million, respectively.

Private Label Product. The Company’s private label business uses proprietary data to identify, import and sell higher margin products that are in demand on its platform. Management believes that by selecting and pairing a superior import product with its purpose-built and proprietary data catalog, consumers are provided the option to purchase a high-quality product at a reasonable cost. Private label revenue was less than 10% of the Company’s total revenue for the year ended December 31, 2020.

Branded Product. The Company has developed and implemented application-programming interfaces with the majority of its drop-ship product vendors that allow it to electronically transmit orders, check inventory availability, and receive the shipment tracking information and share it with its customers. These processes allow the Company to offer nearly 5,000 brands on an inventory-free basis, thereby reducing carrying costs and improving margins.

Industry and Market Opportunity

The Company’s management believes the U.S. aftermarket automotive market is massive, fragmented, and ripe for disruption as overall consumer preferences are increasingly shifting to online transactions. Although the ultimate impacts of the COVID-19 pandemic remain uncertain and consumer demand for automobile parts and accessories may be impacted in a recessionary environment, a recent survey published by Capgemini SE, a consulting corporation, found that 46% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Additionally, the pandemic is accelerating trends of online shopping more broadly as consumers seek to avoid physical retail locations.

In 2020, the domestic automotive aftermarket market opportunity was estimated to be approximately $392 billion. The Company has historically focused on the $46 billion specialty automotive equipment market, but is seeking to accelerate its growth through automotive repairs, targeted international expansion and the addition of new verticals. The Company’s other product verticals present an aggregate market opportunity exceeding $120 billion in 2020.

Automotive Aftermarket Market Opportunity

$392B
Overall U.S. Automotive Aftermarket (1)
$46B
Specialty Automotive Equipment Market (U.S.) (2)
$25B
Accessory & Appearance Products (2)
$11B
Performance Products (2)
$11B
Wheels, Tires, and Suspension (2)
CARiD Core Market
CARiD Aggregate Automotive Opportunity

120B+ Additional Enthusiast Market Opportunity [1]

$2B RV Camper
$5B Motorcycle
$6B Boating
$6B Powersports
$13B Tools
$18B Semi Truck
$72B Outdoor/Recreation

(1) Auto Care Association; reflects 2019 market data. I (2) SEMA; reflects 2019 market data. I (3) Outdoor Industry Association, SEMA, IBIS World, Global Market Insights, Technavio, Freedonia.

Marketing

Management believes its customers’ core need is to find the right parts that fit their vehicle at the best price and are delivered on time. Our marketing strategies are designed around customer acquisition and retention which includes paid and non-paid advertising. Our paid advertising primarily includes search engine marketing, display, paid social media, connected TV (CTV) and paid partnerships. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing.

The Company currently drives traffic to its platform primarily with search engines; 77% of the Company’s traffic and 66% of its revenue in 2020 was acquired in this manner. Once on the platform, customers are presented with the Company’s proprietary marketing and product content that is created via in-house, multi-step image and video processing. Automated image refinement and the Company’s creative design team work to ensure consistency and quality across all content, including the product images presented to customers on the Company’s platform. Product pages on the Company’s platform present customers with multiple, customized product choices, plus cross-sell and up-sell opportunities, as well as training materials, product comparison information, installation instructions and customer reviews. Customers have the option to shop and explore on the Company’s platform in multiple ways, including by part number, brand or product category.

Competition

The parts and accessories industries in which the Company sells its products are competitive and fragmented, and products are distributed through multi-tiered and overlapping channels. The Company competes with both online and offline sellers that offer parts and accessories, repair parts and OEM parts to either the DIY or the DIFM consumer groups. Current or potential competitors include (i) online retailers, including both niche retailers of uncommon, highly specialized products and general retailers of a larger number of broadly available products; (ii) national parts retailers such as Advance Auto Parts, AutoZone, NAPA and O’Reilly Auto Parts; (iii) internet-based marketplaces such as Amazon.com and eBay.com; (iv) discount stores and mass merchandisers; (v) local independent retailers; (vi) wholesale parts distributors and (vii) manufacturers, product vendors and other distributors selling online directly to consumers. The Company faces significant competition from these and other retailers in the United States and abroad. The majority of these competitors are, and will be, substantially larger than the Company, and have substantially greater resources and operating histories. There can be no assurance that the Company will be able to keep pace with the technological or product developments of its competitors. These companies also compete with the Company in recruiting and retaining highly qualified technical and professional personnel and consultants.

Competitive factors in the markets the Company serves include fitment data and related intelligence, technology, customer experience, customer service, range of product offerings, product availability, product quality, price and shipping speed. Management believes its custom-built tech-stack for the complex, multi-dimensional automotive parts and accessories industry, which offers nearly 5,000 brands and more than 17 million unique SKUs, provides it with a unique competitive advantage.

Intellectual Property

The Company owns a number of trade names, service marks and trademarks, including “iD,” “CARiD,” “BOATiD,” “MOTORCYCLEiD,” “CAMPERiD,” “POWERSPORTSiD,” “TOOLSiD,” “TRUCKiD,” “RECREATIONiD” and more, for use in connection with its business. In addition, the Company owns and has registered trademarks for certain of its private label brands. Management believes these trade names, service marks and trademarks are important to the Company’s sales and marketing strategy.

Environmental Matters

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing the use and transportation of hazardous substances and emissions-related standards, established by the United States Environmental Protection Agency (the “EPA”), and similar state-level regulators, including the California Air Resources Board (“CARB”).

While the Company has processes in place to ensure that products are sold in compliance with the requirements imposed by the EPA and similar state-level regulators, all verification processes have inherent limitations. The Company has been, is currently, and may in the future be the subject of regulatory proceedings initiated by the EPA, CARB or other applicable regulatory bodies, and the results of such proceedings are uncertain. For additional information, see Note 6 of Notes to Consolidated Financial Statements.

Although management believes that the Company is in substantial compliance with currently applicable environmental laws, rules, and regulations, it is unable to predict the ultimate impact of adopted or future laws, rules, and regulations on its business, properties or products. Such laws, rules, or regulations may cause the Company to incur significant expenses to achieve or maintain compliance, may require it to modify its product offerings, may adversely affect the price of or demand for some of its products, and may ultimately affect the way the Company conducts its operations. Failure to comply with these current or future laws, rules, or regulations could result in harm to the Company’s reputation and/or could lead to fines and other penalties, including restrictions on the importation of the Company’s products into, or the sale of its products in, one or more jurisdictions until compliance is achieved.

Seasonality

The Company’s revenue is relatively evenly distributed throughout the year, although sales typically spike during the spring months upon the distribution to the general public by the IRS of income tax refunds and during the winter holiday season. While the Company expects to be able to maintain sales growth through seasonality, it recognizes that future revenues may be affected by these seasonal trends as well as cyclical trends affecting the overall economy, especially the automotive parts and accessories industry.

Employees

As of December 31, 2020, the Company employed 108 full-time employees, all in the United States. None of the Company’s employees are represented by a labor union, and management believes that the Company’s relations with its employees are good.

Certain call center, development, and back-office services are provided by independent contractors in Ukraine, Belarus, Philippines and Costa Rica.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 5, 2021.

Name	Age	Title
Antonino Ciappina	39	Chief Executive Officer
Kailas Agrawal	63	Chief Financial Officer
Ajay Roy	38	Chief Operating Officer
Mark Atwater	61	Vice President of Vendor Relations

Antonino Ciappina served as Onyx’s Interim General Manager from July 2020 until the Closing of the Business Combination in November 2020 and has served as the Company’s Chief Executive Officer since the Closing. Upon joining Onyx in January 2020, Mr. Ciappina served as Chief Marketing Officer and directed efforts related to marketing, customer acquisition and retention, pricing optimization, advertising, creative services, market research, analytics and public relations for the portfolio of iD brands. Prior to joining Onyx, Mr. Ciappina served in various digital marketing and e-commerce positions, most recently as Senior Director, E-Commerce & Digital Marketing at Foot Locker from May 2018 to December 2019, as Vice President, E-Commerce & Digital Marketing at Firestar Diamond Group from June 2017 to May 2018 and as Director, Digital Marketing & Customer Acquisition at The Children’s Place from April 2015 to June 2017. Mr. Ciappina earned his Bachelor of Science degree in Business Administration, Marketing and International Business from Montclair State University.

Kailas Agrawal served as Onyx’s Chief Financial Officer from January 2018 until the Closing of the Business Combination in November 2020 and has served as the Company’s Chief Financial Officer since the Closing. Prior to joining Onyx, Mr. Agrawal served as Chief Financial Officer at In Colour Capital (during this period, he functioned as the Chief Financial Officer of Onyx), an independent principal investment group, from January 2016 to December 2017 and as Principal Financial Consultant with KSS Consulting, Inc. from May 2014 to December 2015. Additionally, Mr. Agrawal has gained international experience while serving in various positions for multiple organizations across the United States, Canada, and India, including as Regional Chief Financial Officer of Minacs Worldwide, Inc. Mr. Agrawal’s experience spans numerous industries such as information technology services, food distribution, real estate, agricultural processing and manufacturing. Mr. Agrawal earned a designation as a Chartered Accountant from the Institute of Chartered Accountants of India in addition to obtaining a Bachelor of Commerce from the University of Mumbai.

Ajay Roy served as Onyx’s Chief Operating Officer from October 2019 until the Closing of the Business Combination in November 2020 and has served as the Company’s Chief Operating Officer since the Closing. Prior to joining Onyx, Mr. Roy served as Senior Vice President of Operations at Moda Operandi, Inc., an online fashion retailer, from September 2018 to August 2019 and General Manager of Global Supply Chain and Operations at Wayfair, Inc., an online furniture and home-goods retailer, from August 2017 to August 2018. Additionally, Mr. Roy gained extensive management experience while serving as Vice President of ToolsGroup, Inc., a global provider of service-driven supply chain planning and demand analytics software, from 2013 to August 2017 and as a Management Consultant with Deloitte Consulting. Mr. Roy earned his Master’s in Business Administration from SP Jain School of Management and a Bachelor of Engineering in Computer Engineering from the MS Ramaiah Institute of Technology.

Mark Atwater served as Onyx’s Vice President of Vendor Relations from October 2016 until the Closing of the Business Combination in November 2020 and has served as the Company’s Vice President of Vendor Relations the Closing. As Vice President of Vendor Relations, Mr. Atwater is responsible for the leadership of the Vendor Relations Department, management of Onyx’s vendor partners, pricing strategy, new product category development and carrier logistics. Since joining Onyx in 2011, Mr. Atwater has served in a variety of positions including General Manager and Director of Vendor Relations. Prior to joining Onyx, while serving in a variety of positions in the automotive industry, Mr. Atwater obtained experience in negotiating, purchasing, logistics and distribution, warehouse management, retail store management, automotive sales and e-commerce sales.

Item 1A. Risk Factors

Our business, financial condition and results of operations could be materially adversely affected by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may materially adversely affect us in future periods. You should carefully consider these risks and uncertainties before investing in our securities.

Risks Related to the COVID-19 Pandemic

The global COVID-19 pandemic could harm the Company’s business, results of operations, financial condition and liquidity.

The global spread of COVID-19 and related measures to contain its spread (such as government-mandated business closures and shelter-in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and related measures to contain its spread have not adversely affected the Company’s results of operations to date, they have adversely affected certain components of the Company’s business, including by increasing cancellations (which can result in an increase in advertisement costs) and shipping times. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that it cannot predict, including the duration and scope of the pandemic; any resurgence of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets; the potential for shipping difficulties, including slowed deliveries to customers; the potential for increased cancellations by customers; and the ability of consumers to pay for products. Although consumer demand for and the inventory of the Company’s products have remained stable, the COVID-19 pandemic has generally resulted in a decrease in consumer spending with respect to the wider economy, which in the future could have an adverse impact on the Company through reduced consumer demand for or inventory of its products. Additionally, the COVID-19 pandemic has caused the Company to require employees to work remotely for an indefinite period of time, which could negatively impact its business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect the Company’s business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase the Company’s borrowing costs, if any, and other costs of capital and otherwise adversely affect its business, results of operations, financial condition and liquidity, and the Company cannot assure that it will have access to external financing at times and on terms it considers acceptable, or at all, or that it will not experience other liquidity issues going forward.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition or liquidity, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Related to the Company’s Business and Industry

The Company depends on search engines and other online sources to attract visitors to its digital commerce platform, and if the Company is unable to attract these visitors and convert them into customers in a cost-effective manner, its business and results of operations will be harmed.

The Company’s success depends on its ability to attract customers in a cost-effective manner. The Company’s investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from it or the volume of consumers that purchase from it may not yield the intended return on investment. In order to drive traffic to its digital commerce platform, the Company relies on relationships with providers of online services, search engines, shopping comparison sites and marketplace sites to provide content, advertising banners and other links. In particular, the Company relies on Google as an important marketing channel, and if Google changes its algorithms or if competition increases for advertisements on Google or the Company’s other marketing channels, the Company may be unable to cost-effectively attract customers to its products. During the year ended December 31, 2020, 51.1% of the Company’s revenue was directly attributable to organic and paid traffic from Google.

In addition, many of the parties with whom the Company has online-advertising arrangements could provide advertising services to other companies, including retailers with whom the Company competes. As competition for online advertising has increased, the cost for these services has also increased. With the growing awareness of the importance of digital commerce channels, many of the Company’s competitors are investing to acquire customers at a much higher cost and with a much lower profitability threshold, including through free shipping and other loss leaders. A significant increase in the cost of the marketing channels, including a change in the proportion of paid and free traffic upon which the Company relies, could adversely impact its ability to attract customers in a cost-effective manner and harm its business and results of operations. Further, while the Company uses promotions as a way to drive sales, these promotional activities may not drive sales and may adversely affect its gross margins.

Similarly, if any free search engine, price comparison and shopping engine, or marketplace site on which the Company relies begins charging fees for listing or placement, or if one or more of the search engines, price comparison and shopping engines, marketplace sites or other online sources on which the Company relies for purchased listings increases their fees, or modifies or terminates its relationship with the Company, including by restricting certain categories of products, the Company’s expenses could rise, it could lose customers, and traffic to its digital commerce platform could decrease. Moreover, if the use of price comparison and shopping engines by consumers continues to increase in popularity, the Company may face increased pricing pressure or suffer reduced sales as consumers are more readily able to price compare among online shopping platforms.

The Company’s recent growth rates may not be sustainable or indicative of its future growth.

The Company experienced significant growth in recent periods. This rate of growth may not be sustainable or indicative of the Company’s future rate of growth. The Company believes that its continued growth will depend upon the success of its multiple initiatives and continuation of higher traffic and conversion rates, which primarily depend on (i) customer experiences, (ii) the economy and customers’ disposable income, (iii) the Company’s product offerings, product pricing and fulfillment, (iv) shipping speed and cost optimization, (v) the Company’s competitive position in the aftermarket parts supply, (vi) changes in search engine algorithms affecting the Company’s website’s search engine optimization, and (vii) vendor supplies and vendor performance.

If the Company is unable to manage the challenges associated with its international operations, the growth of its business could be limited and its business could suffer.

The Company maintains international business operations in Ukraine, Belarus, the Philippines and Costa Rica. This international operation includes development and maintenance of the Company’s websites and call center and back-office support services. The Company is subject to a number of risks and challenges that specifically relate to its international operations. The Company’s international operations may not be successful if it is unable to meet and overcome these challenges, which could limit the growth of its business and may have an adverse effect on its business and operating results. These risks and challenges include:

●	difficulties and costs of staffing and managing foreign operations, including any impairment to its relationship with contractors, including the lead contractor of the Company’s Ukraine operations, as well as service providers controlled by that lead contractor;

●	changes in operating costs charged by the Company’s Ukrainian service providers, who are controlled by the Company’s lead contractor in Ukraine;

●	increasing competition with respect to technology resources in Ukraine, leading to higher costs and higher attrition;

●	restrictions imposed by local labor practices and laws on its business and operations;

●	exposure to different business practices and legal standards;

●	unexpected changes in regulatory requirements;

●	the imposition of government controls and restrictions;

●	political, social and economic instability and the risk of war, terrorist activities or other international incidents;

●	the failure of telecommunications and connectivity infrastructure;

●	natural disasters and public health emergencies, including the ongoing COVID-19 pandemic; and

●	potentially adverse tax consequences, including the possible imposition of increased withholding taxes or the re-classification of contractors as employees under local law.

The Company’s growth strategy is dependent upon its ability to expand its “iD” branded store in industries outside automotive parts and accessories and to expand beyond its core DIY customer base into “business to business” and DIFM customers.

While the Company’s digital commerce platform initially focused solely on automotive parts and accessories, management believes its platform is scalable. Accordingly, management believes that its application to other complex product portfolio industries, including the seven parts and accessories verticals launched in August 2018 under the “iD” brand (i.e., semi-truck, motorcycle, powersports, RV/camper, boating, recreation and tools), will continue to drive brand loyalty among customers and reputation among vendors and increase customer orders from adjacent markets. However, the Company can provide no assurance that this strategy will continue to be successful. In future periods, the Company’s parts and accessories verticals may fail to attract new customers or appeal to the Company’s existing customers of automotive products, or the customers of each vertical may be more segmented than the Company expects, thereby limiting its ability to develop cross-vertical brand loyalty. The Company may also struggle to populate its new verticals with a comprehensive assortment of products, which management believes is important to attract and retain customers. Additionally, within the automotive parts and accessories space, the Company’s growth strategy is focused on expanding beyond its core DIY customer base by increasing business-to-business sales and sales to DIFM customers. These prospective customers may not be receptive to the Company’s marketing efforts, product offerings, or current speed of fulfillment or shipping, or may remain committed to using their existing product vendors. If for these or other reasons the Company is unable to continue to execute its growth strategy, its results of operations and financial conditions could be adversely affected.

Purchasers of aftermarket automotive parts and accessories may not choose to shop online, which would prevent the Company from acquiring new customers who are necessary to the growth of its business.

The online market for automotive parts and accessories is less developed than the online market for many other business and consumer products and currently represents only a small part of the overall automotive parts and accessories market. The Company’s success will depend in part on its ability to attract new customers and to convert customers who have historically purchased automotive parts and accessories through traditional retail and wholesale operations. Specific factors that could discourage or prevent prospective customers from purchasing from the Company include:

●	concerns about buying automotive parts and accessories without face-to-face interaction with sales personnel;

●	the inability to physically handle, examine and compare products;

●	delivery time associated with internet orders;

●	concerns about the security of online transactions and the privacy of personal information;

●	delayed shipments or shipments of incorrect or damaged products;

●	increased shipping costs;

●	the inconvenience associated with returning or exchanging items purchased online; and

●	limited or no installation options or support for many products purchased online.

If the online market for automotive parts and accessories does not gain widespread acceptance, the Company’s sales may decline and its business and financial results may suffer.

If demand for the Company’s products slow, then its business may be materially adversely affected.

Demand for the products the Company sells may be affected by a number of factors it cannot control, including:

●	the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

●	the economy. In periods of declining economic conditions, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair. Additionally, such conditions may affect the Company’s customers’ ability to obtain credit. During periods of expansionary economic conditions, more of the Company’s DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.

●	the weather. Milder weather conditions may lower the failure rates of automotive parts, while extended periods of rain and winter precipitation may cause the Company’s customers to defer maintenance and repair on their vehicles. Further, drastic weather storms, such as hurricanes and winter storms, can have an immediate negative impact on the demand for the Company’s products.

●	technological advances. Advances in automotive technology, such as electric vehicles, and parts design can result in cars needing maintenance less frequently and parts lasting longer.

●	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, the COVID-19 pandemic and related restrictions to slow its spread and other factors.

●	COVID-19 and the related increase in online shopping. Beginning in the second quarter of fiscal year 2020, the Company’s traffic and conversion rate increased substantially and its telephone calls to online traffic ratio decreased, each of which the Company’s management attributes to the COVID-19 pandemic and related restrictions to slow its spread. The Company’s financial projections assume its traffic and conversion rate will remain elevated going forward and its telephone calls to online traffic ratio will remain lower, so any reversal of these factors could cause the Company to fail to achieve its projections.

●	the quality of the vehicles manufactured by original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.

●	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation. These restrictions may cause vehicle owners to rely on dealers to perform maintenance and repairs.

●	decreases in vehicle ownership due to wider adoption of on-demand transportation and ride sharing services.

These factors could result in a decline in the demand for the Company’s products, which could adversely affect its business and overall financial condition.

The Company is dependent upon relationships with product vendors in Taiwan and China for the majority of its products.

The Company acquires a majority of its private label products, and its product vendors acquire a majority of their products, from manufacturers and distributors located in Taiwan and China. The Company does not have any long-term contracts or exclusive agreements with its foreign product vendors that would ensure its ability to acquire the types and quantities of products it desires at acceptable prices and in a timely manner or that would allow it to rely on customary indemnification protection with respect to any third-party claims similar to some of its U.S. product vendors.

In addition, because many of the Company’s direct and indirect product vendors are outside of the United States, additional factors could interrupt its relationships or affect the Company’s ability to acquire necessary products on acceptable terms, including:

●	political, social and economic instability and the risk of war or other international incidents in Asia or abroad;

●	fluctuations in foreign currency exchange rates that may increase cost of products;

●	imposition of duties, taxes, tariffs or other charges on imports;

●	difficulties in complying with import and export laws, regulatory requirements and restrictions;

●	natural disasters and public health emergencies, such as COVID-19;

●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppages;

●	the failure of local laws to provide a sufficient degree of protection against infringement of its intellectual property;

●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of its product that may be imported into the U.S. from countries or regions where it does business;

●	financial or political instability in any of the countries in which its products are manufactured;

●	potential recalls or cancellations of orders for any product that does not meet its quality standards;

●	disruption of imports by labor disputes or strikes and local business practices;

●	political or military conflict involving the United States or any country in which its product vendors are located, which could cause a delay in the transportation of its products, an increase in transportation costs and additional risk to product being damaged and delivered on time;

●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

●	inability of its non-U.S. product vendors to obtain adequate credit or access liquidity to finance their operations; and

●	its ability to enforce any agreements with its foreign product vendors.

If the Company were unable to import products from China and Taiwan in a cost-effective manner or at all, it could suffer irreparable harm to its business and be required to significantly curtail its operations, file for bankruptcy or cease operations.

From time to time, the Company may also have to resort to administrative and court proceedings to enforce its legal rights with foreign product vendors. However, it may be more difficult to evaluate the level of legal protection the Company enjoys in Taiwan and China and the corresponding outcome of any administrative or court proceedings than in comparison to its product vendors in the United States.

The Company depends on third-party delivery services to deliver products to its customers on a timely and consistent basis, and any deterioration in its relationship with any one of these third parties or increases in the fees that they charge could harm its reputation and adversely affect its business and financial condition.

The Company relies on third parties for the shipment of products, including a single carrier for the majority of its shipping needs, and it cannot be sure that these relationships will continue on terms favorable to it, or at all. Shipping costs have increased from time to time, and may continue to increase, and the Company may not be able to pass these costs directly to its customers. Any increased shipping costs could harm the Company’s business, prospects, financial condition and results of operations by increasing its costs of doing business and reducing gross margins, which could negatively affect its operating results. In addition, the Company utilizes a variety of shipping methods for outbound logistics. For outbound logistics, the Company relies on “Less-than-Truckload,” or LTL, and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. The Company also ships a number of oversized automotive parts and accessories, which may trigger additional shipping costs by third-party delivery services. Any increases in fees or any increased use of LTL would increase the Company’s shipping costs, which could negatively affect its operating results.

In addition, if the Company’s relationships with these third parties, especially the single carrier the Company relies upon for the majority of its shipping needs, are terminated or impaired, or if these third parties are unable to deliver products for the Company, whether due to a labor shortage, slow down or stoppage, deteriorating financial or business conditions, responses to the COVID-19 pandemic, terrorist attacks or for any other reason, the Company would be required to use alternative carriers for the shipment of products to its customers. Changing carriers could have a negative effect on the Company’s business and operating results due to reduced visibility of order status and package tracking and delays in order processing and product delivery, and it may be unable to engage alternative carriers on a timely basis, upon terms favorable to it, or at all.

The Company relies on bandwidth and data center providers and other third parties to provide products to its customers, and any failure or interruption in the services provided by these third parties could disrupt its business and cause it to lose customers.

The Company relies on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services, which are the services that house and provide internet access to the Company’s servers, provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm the Company’s business. Any financial or other difficulties the Company’s providers face may have negative effects on the Company’s business, the nature and extent of which cannot be predicted. The Company exercises little control over these third-party vendors, which increases its vulnerability to problems with the services they provide.

The Company also licenses technology from third parties, including software packages, ERP systems, system applications, hosting services, and related databases, to facilitate elements of its digital commerce platform, back-office support and accounting systems. The Company has experienced and expects to continue to experience interruptions and delays in service and availability for these elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies could negatively impact the Company’s relationship with its customers and adversely affect its business. The Company’s systems also heavily depend on the availability of electricity, which also comes from third-party providers.. Information systems such as the Company’s may be disrupted by even brief power outages, or by the fluctuations in power. This could disrupt the Company’s business and cause it to lose customers.

The Company is highly dependent upon key product vendors.

The Company’s top ten product vendors represented approximately 33.4% of its total revenue during the fiscal year ended December 31, 2020. The Company’s ability to acquire products from its product vendors in amounts and on terms acceptable to it is dependent upon a number of factors that could affect its product vendors and which are beyond its control. For example, financial or operational difficulties that some of the Company’s product vendors may face could result in an increase in the cost of the products the Company purchases from them. If the Company does not maintain its relationships with its existing product vendors or develop relationships with new product vendors on acceptable commercial terms, it may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, it could lose customers and its sales could decline.

The Company outsources the distribution and fulfillment operation for most of the products it sells and is dependent on drop-ship product vendors to manage inventory, process orders and distribute those products to its customers in a timely manner. For the fiscal year ended December 31, 2020, products shipped by drop-ship product vendors represented the vast majority of the Company’s total revenue. Because the Company outsources a number of traditional retail functions to product vendors, it has limited control over how and when orders are fulfilled. The Company also has limited control over the products that its product vendors purchase or keep in stock. The Company’s product vendors may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to the Company’s customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to the Company’s customers in a timely and accurate manner may damage the Company’s reputation and brand and could cause it to lose customers and its sales to decline.

In addition, the increasing consolidation among automotive parts and accessories product vendors may disrupt or end the Company’s relationship with some product vendors, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of its routine business, product vendors extend credit to the Company in connection with its purchase of their products. In the future, the Company’s product vendors may limit the amount of credit they are willing to extend to the Company in connection with its purchase of their products, including as a result of the Company’s public disclosure of its financial statements. If this were to occur, it could impair the Company’s ability to acquire the types and quantities of products that it desires from the applicable product vendors on acceptable terms, severely impact its liquidity and capital resources, limit its ability to operate its business and could have a material adverse effect on its financial condition and results of operations.

The Company is dependent on its product vendors to supply it with products that comply with safety and quality standards at competitive prices and to comply with the terms of their stated customer warranties.

The Company is dependent on its vendors continuing to supply quality products at favorable prices. If the Company’s merchandise offerings do not meet its customers’ expectations regarding safety and quality, it could experience lost sales, increased costs and exposure to legal and reputational risk. All of the Company’s product vendors must comply with applicable product safety laws, and the Company is dependent on them to ensure that the products its customers buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose the Company to government enforcement action and private litigation and result in costly product recalls and other liabilities. To the extent the Company’s product vendors are subject to additional governmental regulation of their product design and/or manufacturing processes, the cost of the merchandise it purchases may rise. In addition, negative customer perceptions regarding the safety or quality of the products the Company sells could cause its customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for the Company to regain the confidence of its customers.

The Company is also dependent on its product vendors to comply with the terms of their stated customer product warranties. To the extent that the Company’s product vendors fail to satisfy legitimate warranty claims asserted by the Company’s customers, the Company may be directly responsible for reimbursing such customers, which could have a material adverse effect on its financial condition and results of operations, particularly if one or more of the Company’s larger product vendors fails to honor its warranty obligations.

The Company is dependent on entities controlled by a lead contractor in Ukraine to recruit and manage its development team and back-office support, as well to provide a physical facility to its contractors.

Based on management’s knowledge, the Company’s lead contractor and his affiliate have sole authority to recruit and retain the Company’s information technology subcontractors, and own the physical facility in Ukraine at which such subcontractors report to work. Because substantially all of the Company’s information technology functions are performed in Ukraine, the Company is dependent on the lead contractor and his affiliate with respect to such functions. If these contractors or subcontractors fail to perform according to agreed-upon terms and timetables or terminate the arrangements under which they perform these functions, the Company may be unable to engage a substitute on commercially reasonable terms, or at all. This would likely result in temporary service disruptions and increased costs, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

If the Company fails to offer a broad selection of products at competitive prices or fails to locate sufficient inventory to meet customer demands, its revenue could decline.

In order to expand its business, the Company must successfully offer, on a continuous basis, a broad selection of automotive parts and accessories that meet the needs of its customers. Products sold by the Company are used by consumers for a variety of purposes, including repair, performance, improved aesthetics and functionality. In addition, to be successful, the Company’s product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. The Company cannot predict with certainty that it will be successful in offering products that meet all of these requirements. Moreover, even if the Company offers a broad selection of products at competitive prices, it must maintain access to sufficient inventory to meet consumer demand. If the Company’s product offerings fail to satisfy its customers’ requirements or respond to changes in customer preferences or if the Company otherwise fails to locate sufficient inventory to meet customer demands, its revenue could decline.

Shifting online consumer behavior regarding automotive parts and accessories could adversely impact the Company’s financial results and the growth of its business.

Shifting consumer behavior indicates that the Company’s customers are becoming more inclined to shop for automotive parts and accessories through their mobile devices. For the year ended December 31, 2020, approximately 49% of the Company’s revenue and 64% of its traffic was attributable to mobile customers. Mobile customers exhibit different behaviors than more traditional desktop-based e-commerce customers. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. If the Company is unable to continue to adapt its mobile device shopping experience in ways that improve its customers’ mobile experience and increase the engagement of its mobile customers, the Company’s sales may decline and its business and financial results may suffer.

If commodity prices such as fuel, plastic and steel increase, the Company’s margins may be negatively impacted.

Increasing prices in the component materials for the parts the Company sells may impact the availability, the quality and the price of its products, as product vendors search for alternatives to existing materials and increase the prices they charge. The Company cannot ensure that it can recover all the increased costs through price increases, and its product vendors may not continue to provide a consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on the Company’s business and results of operations.

The Company faces intense competition and operates in an industry with limited barriers to entry, and some of its competitors may have greater resources than it and may be better positioned to capitalize on the growing online automotive aftermarket parts and accessories market.

The parts and accessories industries in which the Company sells its products are competitive and fragmented, and products are distributed through multi-tiered and overlapping channels. The Company competes with both online and offline sellers that offer parts and accessories, repair parts and original equipment manufacturer parts to either the DIY or the DIFM consumer segments. Current or potential competitors include (i) online retailers, including both niche retailers of uncommon, highly specialized products and general retailers of a larger number of broadly available products; (ii) national parts retailers such as Advance Auto Parts, AutoZone, NAPA and O’Reilly Auto Parts; (iii) internet-based marketplaces such as Amazon.com and eBay.com; (iv) discount stores and mass merchandisers; (v) local independent retailers; (vi) wholesale parts distributors and (vii) manufacturers, product vendors and other distributors selling online directly to consumers.

Barriers to entry are low, and current and new competitors can launch websites at a relatively low cost. Many of the Company’s current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than it does. For example, in the event that online marketplace companies such as Amazon or eBay, who have larger customer bases, greater brand recognition and significantly greater resources than the Company does, focus more of their resources on competing in the automotive parts and accessories market, it could have a material adverse effect on the Company’s business and results of operations. In addition, some of the Company’s competitors have used and may continue to use aggressive pricing tactics and devote substantially more financial resources to website and system development than the Company does. The Company expects that competition will further intensify in the future as internet use and online commerce continue to grow worldwide. Increased competition may result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.

Additionally, the Company has experienced significant competitive pressure from certain of its product vendors who are now selling their products directly to customers. Since the Company’s product vendors have access to merchandise at very low costs, they can sell products at lower prices and maintain higher gross margins on their product sales than the Company can. The Company’s financial results have been negatively impacted by direct sales from its product vendors to its current and potential customers, and the Company’s total number of orders and average order value may decline due to increased competition. Continued competition from the Company’s product vendors may also continue to negatively impact its business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. The Company has implemented and will continue to implement several strategies to attempt to overcome the challenges created by its product vendors selling directly to its customers and potential customers, including optimizing its pricing, continuing to increase its mix of private label products and improving its diligence commerce platform, which may not be successful. If these strategies are not successful, the Company’s results of operations and financial condition could be materially and adversely affected.

The Company relies on key personnel and may need additional personnel for the success and growth of its business.

The Company’s business is largely dependent on the personal efforts and abilities of highly skilled executive, technical, managerial, merchandising, marketing, and call center personnel. Competition for such personnel is intense, and the Company cannot assure that it will be successful in attracting and retaining such personnel. The loss of any key employee or the Company’s inability to attract or retain other qualified employees could harm its business and results of operations.

The Company generates a portion of its revenue from advertising, and reduced spending by advertisers or new and existing technologies that block ads online could harm its business.

The Company generates a portion of its revenue from the display of ads online. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can have a material adverse effect on the demand for advertising and cause the Company’s advertisers to reduce the amounts they spend on advertising, which could harm the Company’s results of operations and financial condition.

Changes to the automotive industry and consumer views on vehicle ownership could materially adversely affect our business, results of operations and financial condition.

The automotive industry is predicted to experience rapid change in the years to come, including increases in ride-sharing services, advances in electric vehicle production and driverless technology. Ride-sharing services such as Uber and Lyft provide consumers with mobility options outside of traditional vehicle ownership. Manufacturers also continue to invest in increasing production and quality of battery-electric vehicles, which generally require less maintenance than traditional cars and trucks and may be more difficult for DIY customers to repair. Technological advances are also facilitating the development of driverless vehicles, which may further reduce the need for vehicle ownership. If sales of automotive parts and accessories decline as a result of these or other changes to the automotive industry, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to the Company’s Finances

The Company has a history of losses.

The Company has a history of low operating margins and losses. The Company continues to focus on growing its business in the near term, with increasing investments in its business, which may result in the incurrence of additional losses. During the fiscal year ended December 31, 2020, the Company had net income of $2.1 million before a cash and non-cash deemed distribution to preferred stockholders (and after such distribution, a net loss of $13.3 million available to common stockholders), compared to a net loss of $0.7 million (and a net loss of $1.2 million available to common stockholders) for the fiscal year ended December 31, 2019. If the Company incurs substantial net losses in the future, it could impact the Company’s liquidity, as it may not be able to provide positive cash flows from operations in order to meet its working capital requirements. The Company may need to sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that the Company would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the Company’s net losses were to continue, and if the Company is not able to raise adequate additional financing or proceeds from asset sales to continue to fund its ongoing operations, it will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail its operations, file for bankruptcy or cease operations.

The Company may not generate sufficient cash flows to cover its operating expenses, and any failure to obtain additional capital could jeopardize its operations and the cost of capital may be high.

As of December 31, 2020, the Company had negative working capital of approximately $25.8 million. In the event that the Company is unable to generate sufficient cash from its operating activities or obtain financing, it could be required to delay, reduce or discontinue its operations and ongoing business efforts. Further, if for any reason, the revenues of the Company decline or there are unfavorable changes in the credit terms from its key product vendors, it could have an adverse impact on the availability of working capital to the Company. Even if the Company is able to raise capital, it may raise capital by selling equity securities, which will be dilutive to existing stockholders. If the Company incurs indebtedness, costs of financing may be extremely high, and the Company will be subject to default risks associated with such indebtedness, which may harm its ability to continue its operations.

Changes in customer, product, vendor or sourcing sales mix could cause the Company’s gross margin and ultimately operating margins to decline; failure to mitigate these pressures could adversely affect its results of operations and financial condition.

The Company’s gross margins are dependent on the mix of products it sells, decisions to drop-ship rather than stock products in its distribution centers, decisions to offer private label alternatives or branded offerings, price changes by its vendors, pricing actions by competitors, and the mix of paid and organic traffic to its e-commerce platform. In addition, the Company’s margin could be adversely affected by any consumer shift away from its private label products.

We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

Net sales and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. We base our expense levels and investment plans on our estimates of net sales and gross margins. We cannot be sure the same growth rates, trends, and other key performance metrics are meaningful predictors of future growth. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate lower net sales per active customer than anticipated, either of which could have a negative impact on our business, financial condition, and results of operations.

Risks Related to Regulation and Tax

Regulation in the areas of privacy and protection of user data could harm the Company’s business.

The Company is subject to laws relating to the collection, use, retention, security, and transfer of personally identifiable information about its users around the world. Much of the personal information that the Company collects, especially customer identity and financial information, is regulated by multiple laws. User data protection laws may be interpreted and applied inconsistently from country to country. These laws continue to develop in ways the Company cannot predict and that may harm its business.

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. The Company is subject to a number of privacy and similar laws and regulations in the countries in which it operates, and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict the Company’s ability to provide services to its customers that they may find to be valuable. For example, the EU General Data Protection Regulation (“GDPR”) applies to all of the Company’s activities conducted from an establishment in the European Union or related to products and services offered in the European Union, and impose significant compliance obligations regarding the handling of personal data. If the Company fails to comply with the GDPR, or if regulators assert the Company has failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage. In the United States, California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020 and which provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. Moreover, on November 3, 2020, Californians voted to approve a ballot measure that created the California Privacy Rights Act (“CPRA”), which amends and expands the rights and obligations under the CCPA. Most of the CPRA’s substantive provisions will not take effect until January 1, 2023. Once the CPRA takes effect, it will replace the CCPA, although in the interim, businesses must comply with the CCPA. In addition to the CCPA and CPRA, several other U.S. states have or are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the CCPA, the CPRA and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. Complying with these varying national and international requirements could cause the Company to incur substantial costs or require it to change its business practices in a manner adverse to its business, and violations of privacy-related laws can result in significant penalties.

A determination that there have been violations of laws relating to the Company’s practices under communications-based laws could also expose it to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm its business. In particular, because of the enormous number of emails and other communications the Company sends to its users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

For example, the Federal Communications Commission amended certain of its regulations under the Telephone Consumer Protection Act, or TCPA, in 2012 and 2013 in a manner that could increase the Company’s exposure to liability for certain types of telephonic communication with customers. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications the Company sends to its users, a determination that there have been violations of the TCPA or other communications-based statutes could expose the Company to significant damage awards that could, individually or in the aggregate, materially harm its business.

The Company posts on its websites its privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by the Company to comply with its posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations, including the GDPR and the CCPA, could result in proceedings or actions against it by governmental entities or others (e.g., class action privacy litigation), subject it to significant penalties and negative publicity, require it to change its business practices, increase its costs and adversely affect its business. Data collection, privacy and security have become the subject of increasing public concern. If internet and mobile users were to reduce their use of the Company’s websites, mobile platforms, products, and services as a result of these concerns, its business could be harmed. As noted above, the Company is subject to the possibility of security breaches, which themselves may result in a violation of these laws.

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, which may affect the way the Company conducts its operations.

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing the use and transportation of hazardous substances and emissions-related standards, established by the EPA, and similar state-level regulators, including CARB.

While the Company has processes in place to ensure that products are sold in compliance with the requirements imposed by the EPA and similar state-level regulators, all verification processes have inherent limitations. The Company has been, is currently, and may in the future be the subject of regulatory proceedings initiated by the EPA, CARB or other applicable regulatory bodies, and the results of such proceedings are uncertain. For additional information, see Note 6 of Notes to Consolidated Financial Statements.

Although management believes that the Company is in substantial compliance with currently applicable environmental laws, rules, and regulations, it is unable to predict the ultimate impact of adopted or future laws, rules, and regulations on its business, properties or products. Such laws, rules, or regulations may cause the Company to incur significant expenses to achieve or maintain compliance, may require it to modify its product offerings, may adversely affect the price of or demand for some of its products, and may ultimately affect the way the Company conducts its operations. Failure to comply with these current or future laws, rules, or regulations could result in harm to the Company’s reputation and/or could lead to fines and other penalties, including restrictions on the importation of the Company’s products into, or the sale of its products in, one or more jurisdictions until compliance is achieved.

The Company could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs its customers would have to pay for its products and adversely affect its operating results.

In general, the Company has not historically collected state or local sales, use, or other similar taxes in any jurisdictions in which it believed it did not have a tax nexus. In addition, the Company has not historically collected state or local sales, use, or other similar taxes in certain jurisdictions in which it does have a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. While we believe we now collect, remit, and report sales tax in all required states, it is still possible that one or more jurisdictions may assert that we have liability for previous periods for which we did not collect sales, use, or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition, and operating results.

Certain U.S. state tax authorities could assert that the Company has nexus in that state and seek to impose state and local income taxes which could harm its results of operations.

For the tax year ending December 31, 2019, and for years prior thereto, the Company filed state income tax returns in New Jersey. There is a risk that state tax authorities in other states could assert that the Company is liable for state and local income taxes based upon income or gross receipts allocable to such states because the Company has nexus with those states. The Company could then be subject to state and local taxation in other states, in lieu of or in addition to, taxation in New Jersey. Penalties and interest could apply to unpaid tax attributable to prior periods. Such tax assessments, penalties and interest may adversely impact the Company’s results of operations and financial position.

Risks Related to Intellectual Property and Cybersecurity

Any failure to maintain the security of the information relating to the Company’s customers, employees and vendors, whether as a result of cybersecurity attacks on its information systems or otherwise, could damage its reputation, result in litigation or other legal actions against it, cause it to incur substantial additional costs, and materially adversely affect its business and results of operations.

Like most retailers, the Company receives and stores in its information systems personal information about its customers, employees and vendors. Most of this information is stored digitally in connection with the Company’s digital commerce platform. The Company also utilizes third-party service providers for a variety of reasons, including, without limitation, for digital storage technology, back-office support, and other functions. Such providers may have access to information the Company holds about its customers, employees or vendors. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments.

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers can be sponsored by countries or sophisticated criminal organizations or be the work of hackers with a wide range of motives and expertise. The Company and the businesses with which it interacts have experienced and continue to experience threats to data and systems, including by perpetrators of random or targeted malicious cyber-attacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions. Some of the Company’s systems have experienced security breaches in the past, and there can be no assurance that similar breaches will not recur in the future.

Employee error or malfeasance, faulty password management, social engineering or other irregularities may also result in a defeat of the Company or its third-party service providers’ security measures and a breach of its or their information systems. Moreover, hardware, software or applications the Company uses may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security.

Any compromise of the Company’s data security systems or of those of businesses with which it interacts, which results in confidential information being accessed, obtained, damaged, modified, lost or used by unauthorized or improper persons, could harm the Company’s reputation and expose it to regulatory actions, customer attrition, remediation expenses, and claims from customers, employees, vendors, financial institutions, payment card networks and other persons, any of which could materially and adversely affect the Company’s business operations, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of a compromise, the Company may be unable to anticipate these techniques or to implement adequate preventative measures, and the Company or its third-party service providers may not discover any security breach, vulnerability or compromise of information for a significant period of time after the security incident occurs.

In addition, such events could be widely publicized and could materially adversely affect the Company’s reputation with its customers, employees, vendors and stockholders, could harm its competitive position with respect to other digital commerce websites, and could result in a material reduction in net sales from its digital commerce platform. Such events could also result in the release to the public of confidential information about the Company’s operations and financial condition and performance and could result in litigation or other legal actions against the Company or the imposition of penalties, fines, fees or liabilities, which may not be covered by its insurance policies. Moreover, a security compromise could require the Company to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade further the security measures it employs to guard personal and confidential information against cyber-attacks and other attempts to access or otherwise compromise such information and could result in a disruption of its operations.

The Company accepts payments using a variety of methods, including credit and debit cards, online payment systems such as PayPal, Google Pay, Affirm and gift cards, and it may offer new payment options over time. As an online retailer, the Company is reliant upon third-party payment processors to sell its products, and any interruption to the services provided by such payment processors, including as a result of payment disputes, would have an immediate impact on the Company’s cash flows, financial position and results of operations. Third-party payment processors may also increase their fees or increase the minimum reserves on the Company’s accounts, which could decrease the Company’s profit margin and impair the Company’s liquidity, respectively.

As a retailer accepting debit and credit cards for payment, the Company also is subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. The Company cannot be certain that the security measures it maintains to protect all of its information technology systems are able to prevent, contain or detect cyber-attacks, cyber terrorism, security breaches or other compromises from known malware or other threats that may be developed in the future. To the extent that any cyber-attack or incursion in the Company or one of its third-party service provider’s information systems results in the loss, damage, misappropriation or other compromise of information, the Company may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In certain circumstances, the Company’s contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express and Discover) generally require the Company to adhere to payment card network rules, which could make it liable to payment card issuers and others if information in connection with payment cards and payment card transactions that it processes is compromised or if the Company permits fraudulent purchases on its platform, which liabilities could be substantial. If the event of a material increase in fraudulent purchases on the Company’s platform, payment card processors and payment card networks could refuse to process further payments for purchases on the Company’s platform, which would materially impact the Company’s results of operations and financial position.

If the Company’s proprietary data catalog is stolen, misappropriated or damaged, or if a competitor is able to create a substantially similar database without infringing the Company’s rights, then the Company may lose an important competitive advantage.

The Company has invested significant resources and time to build and maintain its proprietary data catalog, which maps stock-keeping units, to relevant product applications based on vehicle years, makes, and models. Management believes that the Company’s data catalog provides it with an important competitive advantage in both driving traffic to its digital commerce platform and converting that traffic to revenue by enabling customers to quickly locate the parts and accessories they require. The Company cannot assure you that it will be able to protect its data catalog from unauthorized copying or theft or that such database will continue to operate adequately, without any technological challenges. In addition, it is possible that a competitor could develop a catalog or database that is similar to or more comprehensive than the Company’s data catalog, without infringing the Company’s rights. In the event its data catalog is damaged or is stolen, copied or otherwise replicated to compete with the Company, whether lawfully or not, the Company may lose an important competitive advantage and its business could be harmed.

Claims of intellectual property infringement by parts manufacturers, distributors or retailers to the validity of aftermarket parts and accessories or related marketing materials could adversely affect the Company’s business.

Parts manufacturers, distributors and retailers have asserted claims of intellectual property infringement against retailers of aftermarket products, including the Company. The Company has received in the past, and anticipates receiving in the future, communications alleging that certain products it sells infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of parts manufacturers, distributors or retailers. Other parts retailers have also asserted ownership of product images that were provided by product vendors for the Company to use on its online platform. While the Company now has processes in place to prevent the use of unauthorized product images on its platform, there can be no assurance that such processes will work as intended or prevent future infringement claims.

Infringement claims could result in increased costs of doing business arising from new importing requirements, increased port and carrier fees and legal expenses, adverse judgments or settlements or changes to the Company’s business practices required to settle such claims or satisfy any judgments. Litigation or regulatory enforcement could also result in interpretations of the law that require the Company to change its business practices or otherwise increase its costs and harm its business. The Company may not maintain sufficient, or any, insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against the Company, it could expose the Company to significant liability.

If the Company is unable to protect its intellectual property rights, its reputation and brand could be impaired and it could lose customers.

The Company regards its trademarks, trade secrets and similar intellectual property such as its “iD” brand, its proprietary digital commerce platform, its proprietary data catalog and its back-end order processing and fulfillment code and process as important to its success. The Company relies on trademark, patent and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect its proprietary rights. The Company cannot be certain that it has taken adequate steps to protect its proprietary rights, especially in countries where the laws may not protect its rights as fully as in the United States. In addition, the Company’s proprietary rights may be infringed or misappropriated, and the Company could be required to incur significant expenses in its efforts to preserve them. In the past, the Company has filed litigation to protect its intellectual property rights, including its “iD” brand. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on the Company’s earnings. The Company has common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. However, any registrations may not adequately cover the Company’s intellectual property or protect it against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company’s products may be made available online. The Company also currently owns or controls a number of internet domain names, including www.carid.com, www.truckid.com, www.motorcycleid.com, www.powersportsid.com, www.camperid.com, www.boatid.com, www.recreationid.com and www.toolsid.com, and has invested time and money in the purchase of domain names and other intellectual property, which may be impaired if it cannot protect such intellectual property. The Company may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If the Company is not able to protect its trademarks, domain names or other intellectual property, it may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

The Company’s digital commerce platform is dependent on open-source software, which exposes it to uncertainty and potential liability.

The Company utilizes open-source software such as Linux, Apache, MySQL, PHP, and Perl throughout its digital commerce platform and supporting infrastructure, although it has created proprietary programs. Open-source software is maintained and upgraded by a general community of software developers under various open-source licenses, including the GNU General Public License (“GPL”). These developers are under no obligation to maintain, enhance or provide any fixes or updates to this software in the future. Additionally, under the terms of the GPL and other open-source licenses, the Company may be forced to release to the public source-code internally developed by it pursuant to such licenses. Furthermore, if any of these developers contribute any code of others to any of the software that the Company uses, the Company may be exposed to claims and liability for intellectual property infringement and may also be forced to implement changes to the code-base for this software or replace this software with internally developed or commercially licensed software.

System failures, including failures due to natural disasters or other catastrophic events, could prevent access to the Company’s digital commerce platform, which could reduce its net sales and harm its reputation.

The Company’s sales would decline and it could lose existing or potential customers if it is not able to access its digital commerce platform or if its digital commerce platform, transactions processing systems or network infrastructure do not perform to its customers’ satisfaction. Any internet network interruptions or problems with the Company’s digital commerce platform could:

●	prevent customers from accessing such digital commerce platform;

●	reduce its ability to fulfill orders or bill customers;

●	reduce the number of products that it sells;

●	cause customer dissatisfaction; or

●	damage its brand and reputation.

The Company has experienced brief computer system interruptions in the past, and it believes they may continue to occur from time to time in the future. The Company’s systems and operations are also vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as an earthquake, typhoon, volcanic eruption, fire, flood, tsunami, winter storms, terrorist attack, riots, social disturbances, political unrest, computer viruses, power loss, telecommunications failure, physical and electronic break-ins, hardware failures, hosting issues, domain name system issues, distributed denial-of-service attacks, content management system issues, malicious hackers, lapses in maintenance, and other similar events. The Company also maintains offshore and outsourced operations in the Philippines, an area that has been subjected to a typhoon and a volcanic eruption in the past, and Costa Rica, a seismically active region. The Company’s engineering and product data development team is located in Ukraine and Belarus, which have been the subject of political unrest. Natural disasters or other catastrophic events may recur in the future and could disrupt the operation of the Company’s business. The Company’s technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, and not all of the Company’s systems and data are fully redundant. Any substantial disruption of the Company’s technology infrastructure could cause interruptions or delays in its business and loss of data or render it unable to accept and fulfill customer orders or operate its digital commerce platform in a timely manner, or at all.

Risks Related to Litigation

The Company’s business could be adversely affected by an ongoing legal proceeding with certain stockholders.

In March 2018, the founders of Onyx, predecessor to the Company, which founders then owned 48% of the Company’s outstanding shares of common stock, filed a lawsuit against the then majority stockholder, which had acquired its 52% interest in Onyx in July 2015, and against Prashant Pathak, Chairman of the Board of Directors of the Company, and certain other individuals and affiliates related to the majority stockholder. The minority stockholders allege, among other things, that they agreed to sell their shares in Onyx in reliance upon statements of the majority stockholder, Mr. Pathak and the other defendants that they subsequently would bring additional investors and capital to Onyx, and that the defendants fraudulently and intentionally made material misstatements concerning Onyx’s valuation to potential investors. The claims of the minority stockholders involve various theories of fraud, breach of fiduciary duties, oppression of minority stockholders, and tortious interference with their prospective economic relations. None of the claims allege breach of any of the contracts entered into in connection with the July 2015 sale of shares to the majority stockholder. The majority stockholder filed counterclaims against the minority stockholders alleging breach of fiduciary duty, unjust enrichment, breach of contract and breach of implied covenant of good faith and fair dealing, among other claims, and filed a third party claim against the Company for indemnification. The Company’s insurance carrier denied coverage for the indemnification claim by the majority stockholder, and the Company has created a reserve with respect to that claim.

On September 30, 2020 certain of Onyx’s minority stockholders filed a motion and form of order seeking to have one of its executive officers removed from his position, and demanding (i) that such officer repay all amounts paid to him since August 4, 2020, and (ii) that Onyx seek repayment of legal and auditing fees incurred. That motion was denied on January 21, 2021 by the Special Master. The Report of the Special Master is subject to review and approval by the Court.

Depending upon the outcome of certain claims in the legal proceeding, the Company could be responsible for reimbursement of fees, costs and expenses of the plaintiffs under its legacy indemnification obligations pursuant to indemnification contracts with the respective plaintiffs, its charter and bylaws and New Jersey law. While all or a portion of any such indemnification obligations may be paid by the Company’s directors’ and officers’ insurance, there can be no assurance as to the amounts that would be paid, if any, by the insurance carriers.

Additionally, among other forms of relief sought, the plaintiffs are seeking rescission of the sale of the 52% interest to the majority stockholder. If granted, a rescission could have a negative impact on the Company, including the transfer of a majority of its outstanding common stock to the minority stockholders. If any equitable adjustment of the ownership interests of the Company’s current majority stockholder is made, such actions could result in the resignation or removal of Mr. Pathak or the other designee of the majority stockholder from the Company’s board of directors and/or members of the Company’s management team. Accordingly, the legal proceeding could adversely affect the functioning of the Company’s board of directors and/or executive officers, lead to management distraction and interfere with the Company’s operations, any of which could materially and adversely harm the Company’s business and results of operation.

In addition, on October 3, 2020, counsel to the defendants in the Stockholder Litigation received a letter from counsel to the minority stockholders objecting to Onyx Enterprises Canada Inc.’s use of the “drag-along right” under Section 4.5 of the Stockholders Agreement, dated July 17, 2015 (the “Stockholders Agreement”), and the proxy granted pursuant to Section 5.1 of the Stockholders Agreement to execute (i) the stockholder written consent, dated September 18, 2020, approving the Business Combination Agreement and (ii) the Stockholder Support Agreement, dated October 30, 2020, in each case on behalf of the minority stockholders. The letter also described the Business Combination as unlawful and threatened further unspecified actions by the minority stockholders.

On October 15, 2020, the minority stockholders filed an order to show cause to preliminarily enjoin the Business Combination pending final adjudication of the Stockholder Litigation. On October 23, 2020, the Superior Court of New Jersey, Chancery Division, Monmouth County refused to grant a preliminary injunction and set the hearing date on the order to show cause for December 4, 2020. On October 26, 2020, the minority stockholders filed an application for permission to file emergent motion to request a temporary restraining order preventing the closing of the Business Combination prior to the December 4th hearing with the Superior Court of New Jersey, Appellate Division, which such court denied. On October 27, 2020, the minority stockholders appealed the Appellate Division’s ruling to the Supreme Court of New Jersey. On October 28, 2020, the Supreme Court of New Jersey denied such appeal. On November 20, 2020, the minority stockholders requested another emergent motion before the Superior Court of New Jersey, Chancery Division, Monmouth County for a temporary restraining order preventing the closing of the Business Combination. The Superior Court of New Jersey, Chancery Division, Monmouth County denied that request by order dated November 20, 2020.

For additional information regarding legal actions, claims and administrative proceedings that management believes could have a material adverse effect on its financial position, results of operations or cash flows, including further information on the ongoing litigation with certain minority stockholders and the notice of violation it received from the EPA, see Note 6 of Notes to Consolidated Financial Statements.

Because the Company is involved in litigation from time to time and is subject to numerous laws and governmental regulations, it could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.

The Company is sometimes the subject of complaints or litigation from customers, employees, or other third parties for various reasons. For example, Stanislav Royzenshteyn, the former Chief Executive Officer of Onyx, a predecessor to the Company, alleged that Onyx failed to pay him amounts owed under his employment agreement, including, but not limited to, unpaid bonuses, salary, personal, sick and vacation days, and employment-related reimbursements. The damages sought against the Company in some of these litigation proceedings could be substantial. Although the Company maintains liability insurance for some litigation claims, if one or more of the claims were to greatly exceed its insurance coverage limits or if its insurance policies do not cover a claim, this could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company is also subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality and safety standards, labor and employment, discrimination, anti-bribery/anti-corruption, data privacy and income taxes. Compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect the Company’s results of operations. If the Company fails to comply with existing or future laws or regulations, it may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs, as well as reputational risk. In addition, the Company’s capital and operating expenses could increase due to remediation measures that may be required if the Company is found to be noncompliant with any existing or future laws or regulations.

For additional information regarding legal actions, claims and administrative proceedings that management believes could have a material adverse effect on its financial position, results of operations or cash flows, including ongoing litigation with certain minority stockholders and the notice of violation it received from the EPA, see Note 6 of Notes to Consolidated Financial Statements.

The Company faces exposure to product liability lawsuits.

The automotive industry in general has been subject to a large number of product liability claims due to the nature of personal injuries that result from car accidents or malfunctions. As a distributor of automotive parts and accessories, including parts and accessories obtained overseas, the Company could be held liable for the injury or damage caused if the products it sells are defective or malfunction, regardless of whether the product manufacturer is the party at fault. While the Company carries insurance against product liability claims, if the damages in any given action were high or the Company were subject to multiple lawsuits, the damages and costs could exceed the limits of its insurance coverage or prevent it from obtaining coverage in the future. If the Company were required to pay substantial damages as a result of these lawsuits, it may seriously harm its business and financial condition. Even defending against unsuccessful claims could cause the Company to incur significant expenses and result in a diversion of management’s attention. In addition, even if the money damages themselves did not cause substantial harm to the Company’s business, the damage to its reputation and the brands offered on its digital commerce platform could adversely affect its future reputation and its brand and could result in a decline in its net sales.

Risks Related to Ownership of our Common Stock

Concentration of ownership among certain stockholders may prevent other stockholders from influencing significant corporate decisions.

As of March 5, 2021, each of Prashant Pathak, Chairman of the Board of the Company and a director and President of Onyx Enterprises Canada Inc. (“OEC”), Roman Gerashenko and Stanislav Royzenshteyn, beneficially owned, directly or indirectly, approximately 42.84%, 18.20%, and 18.20%, respectively, of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 48.58% of our outstanding common stock. These beneficial ownership percentages do not reflect the pending issuance by the Company of an aggregate 300,000 shares of Class A common stock to each of these individuals according to their pro rata share of common stock of Onyx prior to the closing of the Business Combination. As of March 5, 2021, such issuance has not yet occurred, but is in process. As a result of their current holdings as supplemented by the issuance in process, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price.

The shares of common stock covered by the Registration Statement on Form S-1 filed on January 29, 2021, pursuant to which certain stockholders may sell their shares, represent approximately 88.78% of our outstanding common stock. Sales, or the potential sales, of substantial numbers of shares in the public market by those selling stockholders upon termination of applicable contractual lock-up agreements, could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.

We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of the Board and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for the foreseeable future.

Our stock price is volatile, and you may not be able to sell shares of our Common Stock at or above the price you paid.

The trading price of our Common Stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	actual or anticipated fluctuations in operating results;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for our stock or the transportation industry in general;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	operating and share price performance of other companies that investors deem comparable to us;

●	our focus on long-term goals over short-term results;

●	the timing and magnitude of our investments in the growth of our business;

●	actual or anticipated changes in laws and regulations affecting our business;

●	additions or departures of key management or other personnel;

●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	sales of substantial amounts of the common stock by the Board, executive officers or significant stockholders or the perception that such sales could occur;

●	changes in our capital structure, including future issuances of securities or the incurrence of debt; and

●	general economic, political and market conditions.

In addition, the stock market in general, and the NYSE American in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Common Stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Risks Related to Our Being a Public Company

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that Onyx, as a private company, had not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Onyx as a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements now applicable to it. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover the proceeds from our trust account that was set up when we were a special purpose acquisition company, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing us and the members of our Board to claims of punitive damages.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders holding shares of Common Stock could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders holding shares of common stock. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing us and our Board to claims of punitive damages, by paying our stockholders holding shares of common stock from our trust account prior to addressing the claims of creditors.

The Company is an “emerging growth company” and a “smaller reporting company” and the reduced disclosure and governance requirements applicable to those types of companies may make its securities less attractive to investors.

The Company is an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, the Company is not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which would require the Company’s internal control over financial reporting to be audited by its independent registered public accounting firm, has reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and is exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, the Company has elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies (as defined under Section 2(a) of the Sarbanes-Oxley Act). As such, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

The Company also is a “smaller reporting company” under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a smaller reporting company, the Company is entitled to rely on certain exemptions and reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements, in the Company’s SEC filings.

These exemptions and decreased disclosures in the Company’s SEC filings due to our status as an emerging growth company and a smaller reporting company may make it harder for investors to analyze the Company’s results of operations and financial prospects. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business or its market, or if they adversely change their recommendations regarding the common stock, the price and trading volume of the common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market or competitors. Securities and industry analysts may never publish research on the Company. If no securities or industry analysts commence coverage of the Company, its stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding its common stock adversely, or provide more favorable relative recommendations about its competitors, the price of its common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, it could lose visibility in the financial markets, which could cause the Company’s stock price or trading volume to decline.

Certain minority stockholders of the Company could engage in activities that might be disruptive of the Company’s ongoing business.

Certain minority stockholders of the Company could engage in litigation against the Company and its directors seeking monetary damages and/or potentially distracting the Company’s directors and officers from executing upon the Company’s business plans, and could engage in shareholder activism that may be disruptive to the Company. See “—The Company’s business could be adversely affected by an ongoing legal proceeding with certain stockholders” for more information regarding litigation brought by these minority stockholders prior to the Business Combination.

The Company’s Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by the Company’s stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or stockholders.

Our Certificate of Incorporation provides that, subject to limited exceptions, (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the stockholders of the Company, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or the second amended and restated certificate of incorporation or the amended and restated bylaws of the Company (the “Bylaws”), or (iv) any action asserting a claim against the Company, its directors, officers or employees is governed by the internal affairs doctrine. The Company’s bylaws designate the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of Common Stock shall be deemed to have notice of and to have consented to the provisions of the Certificate of Incorporation and bylaws described above. In addition, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect the Company’s business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases corporate office space in each of Cranbury and Jersey City, New Jersey, and space for call centers, warehouses and photo and video service facilities in Cranbury, New Jersey. Management believes that the Company’s properties are adequate and suitable for its business as presently conducted as well as for the foreseeable future.

Item 3. Legal Proceedings

Except as disclosed below, information pertaining to certain legal and regulatory matters and proceedings in which we are involved can be found in Note 6 of Notes to Consolidated Financial Statements included in this report beginning on page F-1 and is incorporated herein by reference.

Onyx Enterprises Int’l, Corp. v. Regency Global Solutions Inc.

On or about August 19, 2016, the Company filed a complaint in the United States District Court for the Southern District of New York against Regency Global Solutions, Inc. (“Regency”) alleging breach of contract, unjust enrichment, and seeking an accounting. As a result of defendant’s failure to answer the complaint, on December 1, 2016 the Company filed an order to show cause for default judgment, which was ordered on the Company’s behalf on December 14, 2016. Since the order of the default judgment, the Company has made significant efforts to locate assets upon which the Company could levy and satisfy the judgment but has not yet recovered any amounts to date. As of December 31, 2020, and 2019, the allowance recorded against receivables from Regency Global Solutions, Inc. of $506,409 amounted to $506,409 and $354,445, respectively.

Because the Company has not been able to contact Regency or locate assets upon which the Company could levy and satisfy the judgment, management has decided not to further pursue these efforts.

The legal and regulatory matters and proceedings discussed in this report could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders, and Dividends

Our common stock is listed on the NYSE American under the symbol “ID”. Prior to the consummation of the Business Combination, our common stock was listed on the New York Stock Exchange under the symbol “LGC”. As of March 5, 2021, there were 76 holders of record of our Common Stock.

We have not paid any cash dividends on our common stock to date. We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part III, Item 12 of this report.

Recent Sales of Unregistered Securities

On November 20, 2020, pursuant to the Business Combination Agreement, the Company (i) issued 24,950,959 shares of Class A common stock to the Onyx common stockholders valued at $10.00 per share in consideration for the consummation of the Business Combination; and (ii) issued an aggregate of 2,560,347 shares of Class A common stock to the holders of 30,000,000 public warrants and 1,223,748 warrants beneficially owned by investors of the Company’s sponsor, Legacy Acquisition Sponsor I LLC (the “Sponsor-Investor Private Warrants”), in exchange for the elimination of those warrants. For these issuances, the Company relied on exemptions from registration set forth in Section 4(a)(2) of the Securities Act, without the use of any general solicitations or advertising to market or otherwise offer the securities for sale, and to the Company’s knowledge, all participants were “accredited investors,” as defined in Rule 501 of Regulation D as promulgated by the SEC under the Securities Act.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2020, pursuant to the Business Combination Agreement, the Company issued an aggregate of 2,560,347 shares of Common Stock to the holders of 30,000,000 public warrants and 1,223,748 Sponsor-Investor Private Warrants, in exchange for the elimination of those warrants. See “—Recent Sales of Unregistered Securities” above for more information on this transaction.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2020 - October 31, 2020	—		$—		—	$—
November 1, 2020 - November 30, 2020	31,223,748	(1)	$—	(2)	—	$—
December 1, 2020 - December 31, 2020	—		$—		—	$—
Total for quarter ended December 31, 2020	31,223,748	(1)			—

(1)	Represents 30,000,000 public warrants and 1,223,748 Sponsor-Investor Private Warrants.
(2)	The Company issued an aggregate of 2,560,347 shares of Class A common stock in exchange for the elimination of the warrants.

Item 6. Selected Financial Data

Omitted pursuant to amendments to Regulation S-K Item 301 that eliminated the requirement to disclose selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2020 and 2019, together with the related notes thereto, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” For the purposes of this section, “we,” “us,” “our,” “Onyx,” the “Company” and “PARTS iD” each refer to Onyx prior to the closing of the Business Combination and PARTS iD, Inc. following the closing of the Business Combination, as the context indicates, unless the context otherwise refers to Legacy Acquisition Corp.

Overview

PARTS iD, Inc. is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. PARTS iD was originally founded in 2008 as Onyx Enterprises, Int’l, Corp. Its vision was to create a one-stop digital commerce destination for the automotive parts and accessories market. The success of CARiD.com has inspired pursuit of our long-term strategy to scale into similar markets via our proprietary built, modular digital commerce technology platform.

While our core focus continues to be automotive, in August 2018, we launched seven new verticals (including BOATiD.com, MOTORCYCLEiD.com, CAMPERiD.com and more) which demonstrates fungibility of our technology platform. These verticals address similar market challenges and focus on the enthusiasts’ needs through our seamless shopping experience using proprietary tools and techniques.

Although the ongoing COVID-19 pandemic has caused an economic downturn on a global scale, disrupted global supply chains, and created significant uncertainty, volatility, and disruption across economies, due to the further adoption of online shopping by consumers, it has had a positive effect on the Company’s e-commerce business operations, including a substantial increase in net sales, profitability and cash flows. To date, the Company has largely been successful in managing its supply chain, despite increases in order cancellations and delivery times.

We made significant investments in 2020 to provide an enhanced experience to our diverse base of DIY, DIFM and PRO customers. We added 155 new product vendors and 267 additional shipping locations to provide our customers enhanced product selection across all verticals and faster delivery based on customer proximity nationwide. Our proprietary fulfillment algorithm picks the closest distribution location to the customer, increasing availability of the desired inventory, providing faster delivery speed and decreasing the total cost to the customer. Our core focus in 2020 was to improve our product offerings in the catalog specifically for new verticals, original equipment (“OE”) and repair parts business, which resulted in revenue growth of 39% in 2020 compared to 2019. Our revenue from the seven new verticals more than tripled in 2020 compared to 2019.

We have also been focused on increasing our presence in the DIFM segment of the automotive aftermarket industry and our partnerships, and we chose to invest in a tire installation network as our first step. Through partnerships with tire installer businesses, we added 1,100 tire installer locations in 2020 and 1,017 locations in 2021 through February 28, 2021. Using our purpose-built data architecture and differentiated technology, consumers are able to visit CARiD.com, research and choose from a wide variety of tires, and in the same transaction select a tire installation center near them and schedule an appointment. This initiative is one of many programs we are working on to advance CARiD.com’s position as a one-stop shop and seamless solution for all car enthusiast needs.

In 2020, we also took steps to diversify our marketing mix and boost brand building. We launched our first TV commercial test in the spring, followed by another campaign in the winter. These campaigns leveraged programmatic, platform and publisher direct media buys. In addition, we significantly increased social media advertising efforts and implemented automated bidding strategies across most Google Ads campaigns to improve performance and streamline management. Together these efforts helped support a 29.5% increase in Direct traffic to CARiD.com.

Management is focused on several efforts to drive growth, including product cultivation, vendor optimization, distribution network expansion and marketing diversification.

Effects of the COVID-19 Pandemic

The global spread of COVID-19 and related measures to contain its spread (such as government-mandated business closures and shelter-in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and related measures to contain its spread have not adversely affected the Company’s results of operations to date, they have adversely affected certain components of the Company’s business, including by increasing cancellations (which can result in an increase in advertisement costs) and shipping times. In future periods, the pandemic might cause shipping difficulties, including slowed deliveries to customers; the potential for increased cancellations by customers; and the ability of consumers to pay for products. Although consumer demand for and the inventory of the Company’s products have remained stable, in future periods the COVID-19 pandemic could have an adverse impact on the Company through reduced consumer demand for or inventory of its products. Additionally, the COVID-19 pandemic has caused the Company to require employees to work remotely for an indefinite period of time, which could negatively impact its business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect the Company’s business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase the Company’s borrowing costs, if any, and other costs of capital and otherwise adversely affect its business, results of operations, financial condition and liquidity, and the Company cannot assure that it will have access to external financing at times and on terms it considers acceptable, or at all, or that it will not experience other liquidity issues going forward. For more information on the risks the COVID-19 pandemic poses to the business, see Item 1A. “Risk Factors” in this report.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following:

Traffic and Engagement Metrics

	Years ended December 31,
	2020	2019	YoY Change	% Change
Number of Users	139,131,292	115,975,117	23,156,175	19.97%
Number of Sessions	279,004,608	224,548,582	54,456,026	24.25%
Bounce Rate	15.06%	13.44%	1.62%	12.06%
Number of Pageviews	1,165,312,820	977,288,533	188,024,287	19.24%
Pages/Sessions	4.18	4.35	(0.17)	(4.03)%
Average Session Duration	0:03:26	0:03:28	(0:00:02)	(1.27)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Years ended December 31,				Change from previous year
	2020	% of Revenue	2019	% of Revenue	Dollars	Percentage
Revenues, net	$400,832,371		$287,820,277		$113,012,094	39.3%
Cost of goods sold	315,027,012	78.6%	226,603,934	78.7%	88,423,078	39.0%
Gross profit	85,805,359	21.4%	61,216,343	21.3%	24,589,016	40.2%
Gross margin	21.4%		21.3%
Operating expenses
Advertising	33,359,299	8.3%	20,986,879	7.3%	12,372,420	59.0%
Selling, general & administrative	44,266,151	11.0%	35,147,259	12.2%	9,118,892	25.9%
Depreciation	6,859,237	1.7%	5,847,413	2.0%	1,011,824	17.3%
Total operating expenses	84,484,687	21.1%	61,981,551	21.5%	22,503,136	36.3%
Income (loss) from operations	1,320,672	0.3%	(765,208)	-0.3%	2,085,880	272.6%
Other expenses
Interest expense	8,395	0.0%	34,534	0.0%	(26,139)	-75.7%
Income (loss) before income tax	1,312,277	0.2%	(799,742)	-0.3%	2,112,019	264.1%
Income tax benefit	(801,552)	-0.2%	(143,902)	0.0%	(657,650)	457.0%
Net income (loss)	$2,113,829	0.5%	$(655,840)	-0.2%	$2,769,669	422.3%

Revenues

Revenues increased $113.0 million, or 39.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily attributable to a 24.3% increase in website traffic and a 19.0% increase in the conversion rate compared to the year 2019.

The increase in website traffic and the conversion rate was primarily attributable to product growth in new verticals, search engine bidding automation and optimization, and increased e-commerce adoption due to COVID-19.

Apart from consumer behavior, sales promotions such as free shipping, discounted shipping and discounted product pricing can impact conversion rates, average order value, sales volume and margin in varying amounts depending on the type of promotion, the effective promotional value, the length of the promotion, the specific products, brands and categories the promotions are applied to, and the promotional and pricing strategies and activities of competitors for the same or similar products during the period. PARTS iD measures the impact from pricing and promotional strategies using methods like A/B testing, discount code redemptions and sequential analysis among others.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the year ended December 31, 2020, cost of goods sold increased by $88.4 million, or 39.0%, compared to the year ended December 31, 2019. The increase in cost of goods sold was primarily driven by an increased sourcing of products sold, which led to a 39.3% increase in revenues compared to the year ended December 31, 2019. For the year ended December 31, 2020, the cost of goods sold was 78.6% of revenues, consistent with 78.7% of revenues in the year ended December 31, 2019.

Gross Profit and Gross Margin

Gross profit increased $24.6 million, or 40.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily attributable to the 39.3% increase in revenue in the year ended December 31, 2020. Gross margin in the year ended December 31, 2020 of 21.4% was slightly higher than the gross margin of 21.3% in 2019.

Operating Expenses

Advertising expenses increased $12.4 million, or 59.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase in advertising costs was primarily attributable to (i) an increase in paid traffic in the year ended December 31, 2020, (ii) a change in the mix of advertising channels used, and (iii) testing of new social media advertising campaigns and development of commercials for connected TV marketing.

Selling, general and administrative (“SG&A”) expenses increased $9.1 million, or 25.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily attributable to an increase of (i) $2.7 million in merchant services provider processing fees in line with the increase in revenue, (ii) $5.5 million of Business Combination deal expenses, and (iii) small changes in other operational costs. Despite the $5.5 million in Business Combination deal expenses, as a percentage of revenue, SG&A expenses decreased from 12.2% to 11.0%, reflecting greater operating cost leverage on higher revenues during the year ended December 31, 2020.

Depreciation expenses increased $1.0 million, or 17.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily attributable to prior years’ website and software development combined with a marginal increase in website and software development costs during the year ended December 31, 2020.

Interest Expense

Interest expense decreased by $26.1 thousand, or 75.7%, for the year ended December 31, 2020 compared to 2019. This decrease in terms of dollar amount was not material.

Income Tax Expenses

Income tax expenses decreased by $0.7 million, or 457.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This change was primarily attributable to deferred tax benefits relating to startup cost incurred by Legacy prior to closing of the Business Combination. For the year ended December 31, 2020, the effective income tax rate was (61.1%) compared to 18.4% for the year ended December 31, 2019. The decrease in rate was primarily attributable to differences in expenses not deductible for income tax purposes and recognition of benefits accruing due to start-up costs incurred by the Company for the period prior to the closing of the Business Combination.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

This report includes non-GAAP financial measures that differ from financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP. Management uses non-GAAP financial measures internally to evaluate the performance of the business. Additionally, management believes certain non-GAAP measures provide meaningful incremental information to investors to consider when evaluating the performance of the Company.

To this end, we provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income (loss) plus (a) interest expense; (b) income tax provision (or less benefit); and (c) depreciation expense. Adjusted EBITDA consists of EBITDA plus costs, fees, expenses, write offs and other items that do not impact the fundamentals of our operations, as described further below following the reconciliation of these metrics. Management believes these non-GAAP measures provide useful information to investors in their assessment of the performance of our business. The exclusion of certain expenses in calculating EBITDA and Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Although depreciation is a non-cash charge, the assets being depreciated may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	EBITDA and Adjusted EBITDA do not reflect changes in our working capital;

●	EBITDA and Adjusted EBITDA do not reflect income tax payments that may represent a reduction in cash available to us;

●	EBITDA and Adjusted EBITDA do not reflect depreciation and interest expenses associated with the lease financing obligations; and

●	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Years ended December 31,
	2020	2019
Net income (loss)	$2,113,829	$(655,840)
Adjustments:
Interest expense	8,395	34,534
Income taxes (benefits)	(801,552)	(143,902)
Depreciation	6,859,237	5,847,413
EBITDA	8,179,909	5,082,205
Additional Adjustments:
Business combination transaction expenses(1)	5,544,520	-
Founder’s compensation(2)	687,692	965,003
Legal & settlement expenses and gains(3)	725,081	416,776
Other items(4)	291,164	95,237
Adjusted EBITDA Total	$15,428,366	$6,559,221

(1)	Represents the expenses incurred solely related to the Business Combination that closed in November 2020. It primarily includes investment banker fees, legal fees, professional fees for accountants and SEC and Hart-Scott-Rodino filing fees.
(2)	Represents the excess compensation paid to one of the two founders of Onyx over the amount management believes would have been the compensation of an independent professional CEO for the applicable reporting periods.
(3)	Represents legal and settlement expenses and gains related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) expenses of $596,043 ($104,776 for 2019) relating to causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, (ii) expenses of $278,086 ($0 in 2019) relating to trademark and IP protection cases, (iii) expenses of $87,952 ($0 in 2019) relating to the forgone sales of certain private label products pursuant to a settlement of a trademark claim, and (iv) gains of $237,000 (expense of $312,000 in 2019) relating to settlements of CARB and EPA matters. We are involved in routine IP litigation, commercial litigation and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency and significance to our operating results.
(4)	Includes write-offs of advances and certain fraud loss claims from earlier years that we determined were uncollectible.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less capital expenditures (which consist of purchases of property and equipment and site and software development costs). We have provided a reconciliation below of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure.

We have included free cash flow in this report because it is an important indicator of our liquidity as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

Free cash flow has limitations as a financial measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of net cash provided by or used in operating activities to free cash flow for each of the periods indicated.

	Years ended December 31,
	2020	2019
Net cash provided by operating activities	$21,988,592	$4,268,997
Purchase of property and equipment	(58,544)	(85,345)
Purchase of intangible assets	(15,269)	(5,570)
Website and software development costs	(7,283,044)	(7,108,461)
Free Cash Flow	$14,631,735	$(2,930,379)

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand of $22.2 million as of December 31, 2020, cash generated from operations and changes in operating assets and liabilities. We believe our current resources will be sufficient to fund our cash needs for current operations for at least the next 12 months. Our primary uses of cash are for investment in website and software development.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes the key cash flow metrics from our statements of cash flows for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Net cash provided by operating activities	$21,988,592	$4,268,997
Net cash used in investing activities	(7,320,857)	(7,198,876)
Net cash used in financing activities	(6,083,864)	(520,386)
Net change in cash	$8,583,871	$(3,450,265)

Cash Flows from Operating Activities

The net cash provided by operating activities consist of our net income adjusted for certain non-cash items, including depreciation as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss). We have a negative working capital model (current liabilities exceed current assets). Any profitable growth in revenue results in incremental cash for the Company, as we receive funds when customers place orders on the website, while accounts payable are paid over a period time, based on vendor terms, which range on average from one week to eight weeks.

Cash provided by operating activities in the year ended December 31, 2020 was $22.0 million and was driven primarily by cash provided by operating assets and liabilities of $13.8 million and the impact of non-cash depreciation and amortization expense of $6.9 million.

Cash provided by operating activities in the year ended December 31, 2019 was $4.3 million and was driven primarily by the impact of non-cash depreciation and amortization expense of $5.8 million, partially offset by cash used by operating assets and liabilities of $0.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.3 million and $7.2 million for the years ended December 31, 2020 and 2019, respectively. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 was $6.1 million, compared to $0.5 million in the year ended December 31, 2019. The increase was primarily related to a cash payout of $5.6 million for the cancellation of Legacy common stock warrants.

Critical Accounting Estimates

SEC guidance defines Critical Accounting Estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operation of the registrant. These items require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic environments, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements is set forth below. PARTS iD’s other significant accounting policies are summarized in Note 2 of the Notes to the Unaudited Financial Statements for the year ended December 31, 2020 and 2019.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This new standard replaced all previous accounting guidance on this topic, eliminated all industry-specific guidance and provided a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under prior guidance. Judgments include identifying performance obligations in the contract, estimating the amount of consideration to include in the transaction price, and allocating the transaction price to each performance obligation.

Effective January 1, 2019, PARTS iD elected to adopt ASU 2014-09 using the modified retrospective method which applied to all new contracts initiated on or after January 1, 2019 and all open contracts which had remaining obligations as of that date. Prior period amounts are not adjusted and continue to be reported in accordance with PARTS iD’s historical accounting practices under Topic 605. The adoption of ASU 2014-09 did not have a material impact on PARTS iD’s balance sheets and financial results for the year ended December 31, 2019 and there was no cumulative effect to retained earnings on the date of adoption.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, we perform the following steps: (i) identify contracts with customers; (ii) identify performance obligation(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s); and (v) recognize revenue when (or as) we satisfy each performance obligation.

We recognize revenue on product sales through our website as the principal in the transaction, as we have concluded we control the product before it is transferred to the customer. We control products when we are the entity responsible for fulfilling the promise to the customer and take responsibility for the acceptability of the goods, assume inventory risk from shipment through the delivery date, have discretion in establishing prices, and select the product vendors of products sold.

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of December 31, 2020 and 2019 were $16.2 million and $8.6 million, respectively, which are reflected as customer deposits on our balance sheets.

At December 31, 2020 and 2019, the outstanding days from the order date of our unshipped and undelivered orders were, on average, 12.7 days and 10.0 days, respectively. The increase in time between order and year end 2020 over 2019 was caused by delayed supplies and shipments due to the COVID-19 pandemic.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Net allowances for sales returns at December 31, 2020 and 2019 were $1,062,077 and $495,697, respectively.

If actual sales returns are not consistent with our estimates or adjustments, we may incur future losses or gains that could be material. Adjustments to return allowances for the years ended December 31, 2020 and 2019 were as follows:

Year Ended December 31,	Balance at Beginning of Period	Adjustments	Balance at Close of Period
2020	$495,697	$566,380	$1,062,077
2019	$480,192	$15,505	$495,697

Website and Software Development

We capitalize certain costs associated with website and software (technology platform including the catalog) developed for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and makes judgments as to ultimate realization. The amount of capitalized software costs for the years ended December 31, 2020 and 2019 were as follows:

Year Ended December 31,	Capitalized Software
2020	$7,283,044
2019	$7,108,461

Off-Balance Sheet Arrangements

PARTS iD is not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere in this report for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our financial statements and other information required by this item are set forth herein in a separate section beginning with the Index to Consolidated Financial Statements on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 22, 2020, following a review undertaken by the Audit Committee of the Board, the Audit Committee approved the engagement of WithumSmith+Brown, PC (“Withum”) to serve as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ended December 31, 2020. Since 2017, Withum had served as the independent registered public accounting firm of Legacy.

Withum had also served as Onyx’s independent registered public accounting firm since 2016, but was not engaged to audit Onyx’s financial statements in connection with the Business Combination. In connection with the Business Combination, UHY LLP (“UHY”) served as Onyx’s independent registered public accounting firm, and it audited the balance sheets of Onyx as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2019, 2018, and 2017, and the related notes (collectively, the “Onyx Financial Statements”). The Company informed UHY that it would be replaced by Withum as the Company’s independent registered public accounting firm, effective on December 22, 2020.

The audit report of UHY on the Onyx Financial Statements did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During fiscal 2018 and 2019, and through December 22, 2020, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of UHY would have caused UHY to make reference to the subject matter of the disagreement(s) in connection with its report on the Onyx Financial Statements, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

As noted above, Withum had served as Legacy’s independent registered public accounting firm since 2017. Withum also had served as Onyx’s independent registered public accounting firm beginning in 2016, but it did not provide any auditing services to Onyx in connection with the Business Combination. During fiscal 2018 and 2019, and through December 22, 2020, Withum did not provide any services or consultations to the Company or Onyx, except pursuant to that for which it was engaged.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance with respect to the preparation and presentation of financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics applicable to our directors, officers and employees. Complete copies of our code of ethics, our audit committee charter, our compensation committee charter, our nominating and corporate governance committee charter and our strategy, technology and risk management committee charter are available on our website at www.partsidinc.com. The inclusion of the Company’s website address in this report does not include or incorporate by reference the information on the Company’s website into this report. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on our website at www.partsidinc.com.

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following consolidated financial statements of PARTS iD, Inc. are set forth beginning on page F-1 below.

2.	Financial Statement Schedules

Not applicable

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of August 23, 2019, by and between the Company and Blue Valor Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 27, 2019).

2.2	First Amendment to Share Exchange Agreement, dated as of December 2, 2019, by and between the Company and Blue Valor Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019).

2.3	Amended and Restated Share Exchange Agreement, dated as of December 2, 2019, by and between Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group Ltd. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019).

2.4	First Amendment to the Amended and Restated Share Exchange Agreement, dated March 13, 2020, by and between Legacy Acquisition Corp. and Blue Valor Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 13, 2020).

2.5	Business Combination Agreement among Legacy Acquisition Corp., Excel Merger Sub I, Inc., Excel Merger Sub II, LLC, and Onyx Enterprises Int’l Corp., and Shareholder Representative Services LLC, dated as of September 18, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2020).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

4.1	See Exhibit 3.1 for provisions of the Second Amended and Restated Certificate of Incorporation of the Company defining the rights of holders of Common Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

4.2	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws, as amended, of the Company defining the rights of holders of Common Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

4.3	Description of Registrant’s Securities.

10.1	Investment Management Trust Account Agreement, dated as of November 16, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017).

10.2	Amendment No. 1 to Investment Management Trust Agreement dated October 22, 2019 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

10.3	Amendment No. 2 to Investment Management Trust Agreement dated May 18, 2020 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020).

10.4	Registration Rights Agreement, dated as of November 16, 2017, by and among the Company and the initial security holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017).

10.5	Registration Rights Agreement, dated as of November 20, 2020, by and among the Company and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-A filed on November 23, 2020).

10.6	Amended and Restated Promissory Note, dated October 20, 2017, issued to Legacy Acquisition Sponsor I LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017).

10.7	Securities Subscription Agreement, dated October 16, 2016, between the Registrant and Legacy Acquisition Sponsor I LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017).

10.8	Sponsor Warrants Purchase Agreement effective as of October 24, 2017, between the Registrant and Legacy Acquisition Sponsor I LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017).

10.9	Administrative Services Agreement, dated as of November 16, 2017, by and among the Company and Legacy Acquisition Sponsor I LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-38296) filed with the Securities and Exchange Commission on March 29, 2018).

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017).

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.12	Promissory Note dated as of October 23, 2019 issued by the Company to Blue Valor Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2019).

10.13	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).

10.14	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2020).

10.15	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020).

10.16	Termination Agreement, dated as of March 13, 2020, by and among the Company, Legacy Acquisition Sponsor I LLC and Blue Valor Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 13, 2020).

10.17	Sponsor Support Agreement, dated as of September 18, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2020).

10.18	Amended and Restated Sponsor Support Agreement, dated as of November 20, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2020)

10.19	Sponsor Lock-Up Agreement, dated September 18, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2020)

10.20	Form of Stockholder Support Agreement, dated as of September 18, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2020).

10.21	Amended and Restated Promissory Note Amendment Side Letter, dated November 20, 2020, by and between the Company, Legacy Acquisition Sponsor I LLC and Blue Valor Limited. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-252567) filed with the Securities and Exchange Commission on January 29, 2021).

10.22*	PARTS iD, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex E to the Company’s Information Statement on Schedule 14C filed on October 30, 2020).

10.23*	PARTS iD, Inc. 2020 Employee Stock Purchase Plan, (incorporated by reference to Annex F to the Company’s Information Statement on Schedule 14C filed on October 30, 2020).

10.24*	Form of Option Agreement under the PARTS iD 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.25*	Form of Restricted Stock Unit Agreement under the PARTS iD 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.26*	Non-Employee Director Compensation Policy

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

23.1	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of PARTS iD, Inc. (f/k/a Legacy Acquisition Corp.)

23.2	Consent of UHY LLP, independent registered public accounting firm of Onyx Enterprises Int’l, Corp.

24	Power of Attorney (included on the signature page hereof).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

March 9, 2021	By:	/s/ Antonino Ciappina
Antonino Ciappina
Chief Executive Officer

Each of the undersigned hereby appoints Antonino Ciappina and Kailas Agrawal, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonino Ciappina	Chief Executive Officer	March 9, 2021
Antonino Ciappina	(Principal Executive Officer)

/s/ Kailas Agrawal	Chief Financial Officer and Corporate Secretary	March 9, 2021
Kailas Agrawal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Prashant Pathak	Chairman of the Board of Directors	March 9, 2021
Prashant Pathak

/s/ Aditya Jha	Director	March 9, 2021
Aditya Jha

/s/ Darryl T.F. McCall	Director	March 9, 2021
Darryl T.F. McCall

/s/ Rahul Petkar	Director	March 9, 2021
Rahul Petkar

/s/ Edwin J. Rigaud	Director	March 9, 2021
Edwin J. Rigaud

/s/ Ann M. Schwister	Director	March 9, 2021
Ann M. Schwister

/s/ Richard White	Director	March 9, 2021
Richard White

PARTS iD, INC.

Audited Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

PARTS iD, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of
PARTS iD, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PARTS iD, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Princeton NJ

March 9, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of PARTS iD, Inc. (f/k/a Onyx Enterprises Int’l, Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PARTS iD, Inc. (f/k/a Onyx Enterprises Int’l, Corp) (the “Company”) as of December 31, 2019, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the generally accepted auditing standards established by the Auditing Standards Boards (United States) and in accordance with the auditing standards of PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

UHY LLP

We have served as the Company’s auditors since 2020.

New York, New York

September 23, 2020, except for Note 1 as to which date is October 30, 2020

PARTS iD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$22,202,706	$13,618,835
Accounts receivable	2,236,127	1,168,260
Inventory	4,856,265	3,399,376
Prepaid expenses and other current assets	5,811,332	2,703,882
Total current assets	35,106,430	20,890,353

Property and equipment, net	11,470,360	11,020,781
Intangible assets	237,752	222,483
Deferred tax assets	1,099,800	263,300
Other assets	267,707	267,707
Total assets	$48,182,049	$32,664,624

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35,631,913	$25,213,657
Customer deposits	16,185,648	8,599,914
Accrued expenses	5,468,570	4,950,406
Other current liabilities	3,592,782	2,867,219
Notes payable, current portion	19,706	24,627
Total current liabilities	60,898,619	41,655,823

Notes payable, net of current portion	-	15,971

Total liabilities	60,898,619	41,671,794

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized and 32,873,457 and 24,950,958 issued and outstanding, as of December 31, 2020 and 2019, respectively	3,287	2,495
Additional paid in capital	-	4,998,505
Accumulated deficit	(12,719,857)	(14,008,170)
Total shareholders’ deficit	(12,716,570)	(9,007,170)

Total Liabilities and Shareholder’s deficit	$48,182,049	$32,664,624

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Net revenue	$400,832,371	$287,820,277
Cost of goods sold	315,027,012	226,603,934

Gross profit	85,805,359	61,216,343

Operating expenses:
Advertising	33,359,299	20,986,879
Selling, general and administrative	44,266,151	35,147,259
Depreciation	6,859,237	5,847,413
Total operating expenses	84,484,687	61,981,551
Income (loss) from operations	1,320,672	(765,208)

Interest expense	8,395	34,534
Income (loss) before income taxes	1,312,277	(799,742)
Income taxes (benefits)	(801,552)	(143,902)
Net income (loss)	$2,113,829	$(655,840)

Net income (loss)	$2,113,829	$(655,840)
Less: Preferred stocks dividends (including $15 million deemed dividends on redemption in 2020)	15,442,697	500,000
Loss available to common shareholders	$(13,328,868)	$(1,155,840)
Loss per common share
Basic and diluted loss per share	$(0.52)	$(0.05)
Weighted average number of shares (basic and diluted)	25,860,097	24,950,958

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Common Stock		Class F Common Stock		Preferred Stock		Additional Paid In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Amount	Deficit
Balance at January 1, 2019	24,950,958	$2,495	-	-	-	-	$4,998,505	$(12,852,330)	$(7,851,330)

Preferred stock dividend	-	-	-	-	-	-	-	(500,000)	(500,000)

Net Income	-	-	-	-	-	-	-	(655,840)	(655,840)

Balance at December 31, 2019	24,950,958	2,495	-	-	-	-	4,998,505	(14,008,170)	(9,007,170)

Preferred stock dividend	-	-	-	-	-	-	-	(442,697)	(442,697)

Acquisition of Legacy Acquisition Corp.	5,362,152	536	-	-	-	-	238,951	-	239,487

Redemption of warrant in connection with acquisition of Legacy Acquisition Corp.	2,560,347	256	-	-	-	-	(5,237,456)	(382,819)	(5,620,019)

Net income	-	-	-	-	-	-		2,113,829	2,113,829

Balance at December 31, 2020	32,873,457	$3,287	-	$-	-	$-	$-	$(12,719,857)	$(12,716,570)

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$2,113,829	$(655,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,859,237	5,847,413
Deferred income tax	(836,500)	(143,044)
Gain sale of fixed assets	(3,228)	(500)
Changes in operating assets and liabilities:
Accounts receivable	(1,067,867)	(56,549)
Inventory	(1,456,889)	(631,233)
Prepaid expenses and other current assets	(2,777,595)	(115,471)
Accounts payable	10,418,256	79,901
Customer deposits	7,585,734	(756,598)
Accrued expenses	458,002	451,924
Other current liabilities	695,613	248,994
Net cash provided by operating activities	21,988,592	4,268,997

Cash Flows on Investing Activities:
Proceeds from sale of fixed assets	36,000	500
Purchase of property and equipment	(58,544)	(85,345)
Purchase of intangible assets	(15,269)	(5,570)
Website and software development costs	(7,283,044)	(7,108,461)
Net cash used in investing activities	(7,320,857)	(7,198,876)

Cash Flows from Financing Activities:
Principal paid on notes payable	(20,892)	(20,386)
Payments of preferred stock dividends	(442,697)	(500,000)
Cash payments for cancellation of Legacy warrants	(5,620,275)	-
Net cash used in financing activities	(6,083,864)	(520,386)

Net change in Cash	8,583,871	(3,450,265)
Cash, beginning of year	13,618,835	17,069,100
Cash, end of year	$22,202,706	$13,618,835

Supplemental disclosure of cash flows information:
Cash paid for interest	$7,684	$6,130
Cash paid for income taxes	$-	$3,200

The accompanying notes are an integral part of the consolidated financial statements.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we” or “us”), is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. PARTS iD has a product portfolio comprising more than 17 million SKUs, an end-to-end digital commerce platform for both digital commerce and fulfillment, and a virtual shipping network comprising over 2,500 locations, nearly 5,000 active brands, and machine-learning algorithms for complex fitment industries such as vehicle parts and accessories. Management believes that the Company is a market leader and proven brand-builder, fueled by its commitment to delivering an engaging shopping experience; comprehensive, accurate and varied product offerings; and continued digital commerce innovation.

Merger between Legacy Acquisition Corp. and Onyx Enterprises Int’l, Corp.

On November 20, 2020, Legacy Acquisition Corp., a special purpose acquisition company and publicly traded “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) (“Legacy”), and Onyx Enterprises Int’l, Corp., a New Jersey corporation (“Onyx”), consummated a business combination (the “Business Combination”) pursuant to that Business Combination Agreement, dated as of September 18, 2020 (the “Business Combination Agreement”), by and among Legacy, Excel Merger Sub I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Legacy and directly owned subsidiary of Merger Sub 2 as defined below (“Merger Sub 1”), Excel Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of Legacy (“Merger Sub 2”), Onyx, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the stockholder representative, pursuant to which: (a) Merger Sub 1 merged with and into Onyx, with Onyx surviving as a direct wholly-owned subsidiary of Merger Sub 2, (b) Onyx merged with and into Merger Sub 2, with Merger Sub 2 surviving as direct wholly-owned subsidiary of Legacy, and (c) Legacy changed its name from Legacy Acquisition Corp. to PARTS iD, Inc. and Merger Sub 2 changed its name to PARTS iD, LLC.

At the effective time of the Business Combination, Legacy issued 24,950,958 shares of Class A common stock to Onyx shareholders and all outstanding shares of Legacy Class F common stock and warrants for Legacy Class A common stock were settled through a combination of cash, redemptions, cancellation and conversions into Class A common stock of the Company. In addition, all outstanding Onyx preferred shares were redeemed and settled through a combination of cash and issuance of Class A common stock of the Company.

The Business Combination was treated as a recapitalization and reverse acquisition for financial reporting purposes. Onyx is considered the acquirer for accounting purposes, and Legacy’s historical financial statements before the Business Combination have been replaced with the historical financial statements of Onyx in this and future filings with the SEC. Accordingly, the operations of the Company are primarily comprised of the historical operations of Onyx and the financial position and result of operations of Legacy have been incorporated into the Company’s consolidated financial statements beginning on November 20, 2020, the effective date of the Business Combination. Similarly, the outstanding number of common shares of Onyx, its par value and additional paid in capital (APIC) as of December 31, 2019 were adjusted to reflect the exchange of shares and its par value of the legal acquirer, Legacy.

COVID-19 Global Pandemic

The global spread of COVID-19 and related measures to contain its spread (such as government-mandated business closures and shelter in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and related measures to contain its spread have not adversely affected the Company’s results of operations to date, they have adversely affected certain components of the Company’s business, including by increasing cancellations and shipping times. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that it cannot predict, including the duration and scope of the pandemic; any resurgence of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets; the potential for shipping difficulties, including slowed deliveries to customers; and the ability of consumers to pay for products. The COVID-19 pandemic has generally resulted in a decrease in consumer spending, which could have an adverse impact on the Company through reduced consumer demand for its products and availability of inventory. Additionally, the COVID-19 pandemic has resulted in the Company’s employees working remotely for an indefinite period of time, which could negatively impact the Company’s business and harm productivity and collaboration.

If there is a prolonged impact of COVID-19, it could adversely affect the Company’s business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and related containment measures cannot be predicted with certainty and may increase the Company’s borrowing costs and other costs of capital and otherwise adversely affect its business, results of operations, financial condition and liquidity, and the Company cannot assure that it will have access to external financing at times and on terms it considers acceptable, or at all, or that it will not experience other liquidity issues going forward.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of PARTS iD, Inc. and its wholly-owned subsidiary PARTS iD LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements include revenue recognition, return allowances, allowance for doubtful accounts, depreciation, inventory valuation, valuation of deferred income tax assets and the capitalization and recoverability of software development costs.

Cash

The Company considers all immediately available cash and any investments with original maturities of three months or less, when acquired, to be cash equivalents.

Concentration of Credit Risk

Financial instruments that expose the Company to a concentration of credit risk principally include cash and accounts receivable balances. The Company maintains all of its cash in high credit quality financial institutions located in the United States. Amounts on deposit may at times exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company has not experienced any losses in such accounts. Accordingly, management believes that its credit risk relating to cash is minimal. The Company manages accounts receivable credit risk through its policy of limiting extensions of credit to customers. Substantially all customer orders are paid by credit card at the point of sale.

Accounts Receivable

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of December 31, 2020 and December 31, 2019, the Company determined that an allowance for doubtful accounts was not necessary.

Inventory

Inventories consist of purchased goods that are immediately available-for-sale and are stated at the lower of cost or net realizable value, determined using the first-in first-out method. Risk of loss and the transfer of title from the supplier to the Company occurs at the shipping point.

Merchandise-in-transit directly from suppliers to customers is recorded in inventory until the product is delivered to the customer. As of December 31, 2020 and 2019, merchandise-in-transit amounted to $4,208,514 and $2,662,933, respectively.

Other Current Assets

Other current assets include advances to vendors and claims receivables from the vendors amounting to $3,708,759 and $1,620,043, as of December 31, 2020 and 2019, respectively.

Website and Software Development

The Company capitalizes certain costs associated with website and software developed for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Asset Class	Estimated useful lives
Video and studio equipment	5 years
Website and internally developed software	3 years
Computer and electronics	5 years
Vehicles	5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of useful life or lease term

Intangible Assets

Intangible assets consist of indefinite-lived domain names and are stated at cost less impairment losses, if any. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. The Company has determined that there were no triggering events in the years ended December 31, 2020 and 2019, and no impairment charges were necessary.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This standard replaced all previous accounting guidance on this topic, eliminated all industry-specific guidance and provided a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under prior guidance. Judgments include identifying performance obligations in the contract, estimating the amount of consideration to include in the transaction price, and allocating the transaction price to each performance obligation.

Effective January 1, 2019 the Company elected to adopt ASU 2014-09 using the modified retrospective method which applied to all new contracts initiated on or after January 1, 2019 and all open contracts which had remaining obligations as of that date. Prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting practices under Topic 605. The adoption of ASU 2014-09 did not have a material impact on the Company’s balance sheets and financial results for the year ended December 31, 2019 and there was no cumulative effect to accumulated deficit on the date of adoption.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps (i) identifies contracts with customers; (ii) identifies performance obligation(s); (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligation(s); and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

The Company recognizes revenue on product sales through its website as the principal in the transaction as the Company has concluded it controls the product before it is transferred to the customer. The Company controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices, and selects the suppliers of products sold.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Net allowances for sales returns at December 31, 2020 and 2019, were $1,062,077 and $495,697, respectively.

The Company also earns advertising revenues through sales of media space on its e-commerce site. Advertising revenue is recognized during the period in which the advertisements are displayed on the Company’s e-commerce site. Advertising revenue amounted to $392,262 and $305,863 for the years ended December 31, 2020 and 2019, respectively.

The Company has two types of contractual liabilities: (i) amount received from customers prior to the delivery of products are recorded as customer deposits in the accompanying balance sheets and are recognized as revenue when the products are delivered, amounting to $16,185,648 and $8,599,914 at December 31, 2020 and 2019, respectively and (ii) site credits (which are initially recorded in accrued expenses and are recognized as revenue in the period they are redeemed) amounting to $2,422,051 and $1,933,895 at December 31, 2020 and 2019, respectively.

Cost of Goods Sold

Cost of goods sold consists of the cost of product sold to customers, plus shipping and handling costs and shipping supplies, net of vendor rebates.

Income Taxes

The Company is a C-corporation for U.S. federal income tax purposes. Accordingly, the Company accounts for income taxes in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates for years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized, and a corresponding allowance is established. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company’s various income tax returns for the reporting year.

ASC 740 also provides guidance on the accounting for uncertain tax positions recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, management concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company files U.S. federal and State of New Jersey tax returns and had no unrecognized tax benefits at December 31, 2020 and 2019.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2020 and 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its filing positions.

Earnings (Loss) Per share

The Company used the two-class method to compute earnings per common share because the Company had issued preferred securities that entitled the holder to participate in dividends and earnings of the Company. Under this method, net income (loss) is reduced by any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated to Class A common stock and each series of preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the preferred stock have no obligation to fund losses.

Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus the potential dilutive effects of outstanding securities. There were no outstanding securities such as stock options, warrants, and convertible debt during the years ended December 31, 2020 and 2019. In addition, the Company analyzes the potential dilutive effect of the preferred stock under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding preferred stock converts into common stock at the beginning of the period or when issued if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as their diluted net income (loss) per share during the period.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated below:

	For the year ended December 31,
	2020	2019
Net income (loss)	$2,113,829	$(655,840)
Less: Preferred stocks dividends	442,697	500,000
Less: Deemed Preferred dividends	15,000,000	-
Loss available to common shareholders	(13,328,868)	(1,155,840)

Weighted average number of shares (basic and diluted)	25,860,097	24,950,958
Basic and diluted earnings per share	$(0.52)	$(0.05)

New Accounting Standards

In February 2016, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). The objective of this update is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. The Company has adopted the standard effective with its fiscal year beginning January 1, 2020. The adoption had no significant impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires the recognition of a “right of use” asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all of the Company’s lease obligations. This ASU is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

Note 3 – Property and Equipment

Property and equipment consisted of the following as of:

	December 31,
	2020	2019
Website and software development	$33,894,207	$26,611,163
Furniture and fixtures	843,575	843,576
Computers and electronics	696,684	677,943
Vehicles	430,162	467,463
Leasehold improvements	219,757	219,757
Video and equipment	176,903	176,903
Total - Gross	36,261,288	28,996,805
Less: accumulated depreciation	(24,790,928)	(17,976,024)
Total - Net	$11,470,360	$11,020,781

Property and equipment included the following amounts for assets recorded under capital leases.

	December 31,
	2020	2019
Gross value at cost	$303,230	$343,433
Less: accumulated depreciation	(269,382)	(278,087)
Net	$33,848	$65,346

Depreciation of property and equipment for the years ended December 31, 2020 and 2019 amounted to $6,859,237 and $5,847,413, respectively.

Note 4 – Borrowings

Automobile and Equipment Leases

As of December 31, 2020 and 2019, the Company’s borrowings consisted of automobile and equipment leases. Interest rates ranged from 4% to 12%. The principal and interest payments extend through November 30, 2021.

Future minimum lease payments under non-cancelable capital leases as of December 31, 2020 were as follows:

Year ending December 31, 2021	$20,943
Less: Interest expenses	1,237
Total	$19,706

Note 5 – Shareholders’ Deficit

Preferred Stock

In connection with the merger (Note 1), Legacy purchased all outstanding 1,000,000 shares of preferred stock of Onyx for payments of $9.0 million in cash and $11.0 million of the Company’s common stock, assumed by Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), through the transfer of 1,100,000 of the Sponsor’s shares of Legacy Class A common stock at $10.00 per share.

This redemption of preferred stock was accounted for as an extinguishment and the Company recognized a deemed dividend of $15.0 million. Deemed dividend is calculated as the excess fair value of the $9.0 million cash and $11.0 million of the Company’s common stock over the $5.0 million carrying value of the preferred stock at the time of redemption. The deemed dividend is recognized as a component of net loss attributable to Class A common stockholders for purposes of computing basic and diluted earnings per share. Because the Company has an accumulated deficit, the deemed dividend and the redemption of preferred stock is recorded within additional paid in capital.

As of December 31, 2020, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of December 31, 2020, no shares of Preferred Stock were issued or outstanding. The Certificate of Incorporation of the Company authorizes the Board to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issuance of any Preferred Stock.

As of December 31, 2019, there were 1,000,000 shares of Series A preferred stock outstanding. The preferred stock was non-voting and entitled to a 10% cumulative dividend and held certain liquidation preferences that were senior to the common stockholders. As of December 31, 2019, the Company recorded a liability for unpaid accrued dividends of $41,667.

Common Stock

As of December 31, 2020, the Company had 32,873,457 shares of Class A common stock outstanding and had reserved 7,998,178 shares of Class A common stock for issuance as follows:

a)	Adjustment reserve: Upon finalizing the Merger consideration, subject to the adjustments, if any, the Company will issue up to 300,000 Common shares to former Onyx shareholders.

b)	Indemnification reserve: Upon the expiration of the indemnification period of three years as described in the Business Combination Agreement, subject the payments of indemnity claims, if any, the Company will issue up to 750,000 Common shares to former Onyx shareholders.

c)	Equity Plans reserve: 4,904,596 shares reserved for future issuance under the Company’s 2020 Equity Incentive Plan and 2,043,582 shares reserved for future issuance under the Company’s 2020 Employee Stock Purchase Plan.

Further, pursuant to the Business Combination Agreement, the Sponsor has a right to 1,502,129 shares of Class A common stock should its price exceed $15.00 per share for any thirty-day trading period during the 730 calendar days after the effective date of the Business Combination.

Voting, Dividends, and Other Distributions

Subject to the rights of Preferred stock, if any, the holders of Class A and Class F Common stock are entitled to a) one vote for each share on all matters that require stockholder approval, b) receive dividends and distributions as and when declared by the Board out of any assets or funds legally available therefor, equally on a per share basis, and c) share the distribution of all remaining or surplus assets, if any, in the event of liquidation, dissolution or winding up of the Company, ratably in proportion to the number of shares of Common stock held by them.

Rights and Options

The Company has the authority to create and issue rights, warrants and options entitling the holders thereof to acquire from the Company any shares of its capital stock of any class or classes, with such rights, warrants and options to be evidenced by or in instrument(s) approved by the Board. The Board is empowered to set the exercise price, duration, times for exercise and other terms and conditions of such rights, warrants or options; provided, however, that the consideration to be received for any shares of capital stock issuable upon exercise thereof may not be less than the par value thereof. The common stockholders do not carry any preemptive rights enabling them to subscribe for, or receive shares of, common stock or any other securities convertible into shares of common stock.

As of December 31, 2019, the Company had issued 24,950,958 shares of common stock having equal voting rights (one share, one vote) and were entitled to dividends if and when declared by the Board of Directors, subject to the rights and provisions of Series A Preferred Stock outstanding at that time.

Note 6 – Commitments and Contingencies

Operating Leases

The Company has several non-cancelable operating leases for facilities and vehicles that expire over the next four years. Rental expense for operating leases was $1,220,408 and $1,261,399 for the years ended December 31, 2020 and 2019, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 are as follows:

Year Ending December 31,
2021	$1,118,331
2022	932,774
2023	550,013
2024	46,181
$2,647,299

Legal Matters

Closed matter:

California Air Resources Board (CARB) v. Onyx Enterprises Int’l Corp.

On September 18, 2018, the California Air Resources Board (“CARB”), first notified the Company of its allegations that between September 2015 and 2018, the Company offered for sale and/or sold products developed by third parties that were not exempted by CARB pursuant to 13 C.C.R. §§ 22220. On August 3, 2020, the Company entered into a Settlement Agreement and Release with CARB pursuant to which it did not admit fault, but agreed to pay a fine in the aggregate amount of $281,000, of which $140,500 is payable to fund a Supplemental Environmental Project entitled Installation of School Air Filtration Systems – El Centro (Imperial County). During the year ended December 31, 2020, the entire amount of $281,000 was paid to the respective authorities. The Company has also implemented a series of supplemental CARB compliance procedures with the goal of avoiding a recurrence of the situation that led to the alleged violation.

Open Matters:

Environmental Protection Agency (“EPA”) v. Onyx Enterprises Int’l, Corp. d/b/a CARiD

On October 22, 2018, the U.S. Environmental Protection Agency (the “EPA”), submitted a formal information request asserting that the Company sold improper and illegal defeat devices in violation of the Clean Air Act (the “CAA”). The Company responded on December 2018. On July 16, 2020, the EPA presented the Company with a proposed notice of violation directed to a subset of sales performance parts that the EPA alleges were sold by the Company in violation of the CAA. The EPA did not propose an aggregate fine but identified 267 transactions as being in violation of the CAA. The products in question were sold by the Company in 2018 and have since been removed from its platform. On November 22, 2020, the Company provided a response to the EPA with analysis directed at the reasons the 267 transactions did not violate the CAA. Management believes that the EPA will propose a fine to the Company and the parties will negotiate a final disposition of this matter that will not have a material adverse effect on the Company’s balance sheets or results of operations.

Seoul Semiconductor Co, LTD et. al. v. Onyx Enterprises Int’l Corp

On May 15, 2020, the Company was sued for patent infringement by Seoul Semiconductor Company (“Seoul Semiconductors”), a designer of LED component packages and the manufacturing processes necessary to produce LED packages. The Civil Action is captioned as Seoul Semiconductor Co., LTD. and Seoul Viosys Co., LTD v. Onyx Enterprises Int’l Corp, Civil Action Number 2:20-cv-05955 and is currently pending in the United States District Court for the District of New Jersey. The Company did not have knowledge of these patents, nor does it manufacturer LEDs. Rather, the Company sources lighting products for sale on its platforms through third party manufacturers. Seoul Semiconductors is seeking a royalty for past sales and an agreement to source future LED components from one of its approved component manufacturers. The parties are in active settlement discussions with exposure undetermined. Management believes that the final disposition of this matter will not have a material adverse effect on the Company’s balance sheets or results of operations.

Onyx Enterprises Int’l, Corp. v. IDParts, LLC

On June 30, 2020, the Company initiated a trademark infringement action against IDParts, LLC (“IDParts”) for the unlawful use of “ID” to sell automotive products through its eCommerce platform found at “http://www.idparts.com. The Company first used “iD” to sell automotive products in March of 2009 on its ecommerce platform found at www.carid.com. The Civil Action is captioned as Onyx Enterprises Int’l, Corp. v. IDParts, LLC, Civil Action Number 1:20-cv-11253-RMZ and is currently pending before the United States District Court for the District of Massachusetts. On August 4, 2020, the Company filed the First Amended Complaint. Upon being served by the Company, IDParts counterclaimed against the Company for infringement of its alleged common law trademark rights arising from is use of “IDParts” on www.idparts.com in January of 2010. On January 22, 2021, the Company filed the Second Amended Complaint against IDParts. The Company is seeking monetary damages for use of its trademark as well as an order precluding IDParts from continuing to use “ID” as part of its branding. IDParts is seeking similar relief through its counterclaims. As discovery has just opened, the case value and exposure are undetermined at this time.

Onyx Enterprises Int’l Corp v. Volkswagen Group of America, Inc.

On August 4, 2020, Onyx initiated a trademark infringement action against Volkswagen Group of America, Inc. (“Volkswagen”) for the unlawful use of “ID” to brand its new line of electric vehicles due to be imported into the United States in 2021 and manufactured in Tennessee in 2022. The United States Patent and Trademark Office rejected Volkswagen’s application to register “ID” multiple times due to the Company’s priority over the mark in the automotive space. In 2019, Volkswagen approached the Company for a license to use ID for a royalty. When Volkswagen announced in July of 2020 that it would proceed with the launch using this branding, the Company filed suit. The Civil Action is captioned as Onyx Enterprises Int’l, Corp v. Volkswagen Group of America, Inc., Civil Action Number 3:20-cv-09976-BRM-ZNQ and is currently pending in the United States District Court for the District of New Jersey. Volkswagen has moved to stay the matter pending the outcome in the ID Parts matter, a request Parts ID has opposed. VW has not asserted counterclaims. The Company is seeking monetary damages for use of its trademark as well as an order precluding Volkswagen from continuing to use ID as part of its branding. As discovery has not commenced, the case value and exposure are undetermined at this time.

Lexidine LLC v. Onyx Enterprises Int’l Corp

On January 20, 2021, Lexidine, LLC filed a patent infringement suit against the Company in the United States District Court for the District of New Jersey. The case is based upon United States Patent No. 7,609,961 and is directed toward certain OEM Fit 3rd Brake Light Cameras offered for sale by third party brands on the Company’s eCommerce platform. The matter has not been served. It is captioned as Lexidine LLC v. Onyx Enterprises Int’l Corp, d/b/a www.carid.com, Case No. 3:21-cv-00946. Lexidine is seeking monetary relief for the sale of allegedly infringing products as well as injunctive relief.

Stockholder Litigation

The Company (i) has been named as a defendant in Stanislav Royzenshteyn and Roman Gerashenko v. Prashant Pathak, Carey Kurtin, Ekagrata, Inc., Onyx Enterprises Canada Inc., Onyx Enterprises Int’l Corp., In Colour Capital, Inc., J. William Kurtin, (ii) has been named as a nominal defendant in Onyx Enterprises Canada Inc. v. Stanislav Royzenshteyn and Roman Gerashenko and Onyx Enterprises Int’l, Corp., and (iii) has been named as a third-party defendant in Prashant Pathak and Carey Kurtin v. Onyx Enterprises Int’l Corp., all in the Superior Court of New Jersey, Chancery Division, Monmouth County (collectively with all other matters related to the foregoing litigation, the “Stockholder Litigation”). The initial claim, made on February 12, 2018, stemmed from disputes between Stanislav Royzenshteyn and Roman Gerashenko (together, the “Founder Stockholders”) and Onyx Enterprises Canada Inc. and its principals (collectively, the “Investor Stockholder and Principals”) arising from circumstances relating to a 2015 Series A financing in which the Investor Stockholder and Principals participated. The Founder Stockholders allege, among other things, that they agreed to sell their shares in Onyx in reliance upon statements of the Investor Stockholder and Principals that they subsequently would bring additional investors and capital to Onyx and that the Investor Stockholder and Principals fraudulently and intentionally made material misstatements concerning Onyx’s valuation to potential investors. The initial complaint has since been withdrawn and amended multiple times to both defend the initial cause of action and add new causes of action against the Investor Stockholder and Principals; meanwhile, the Investor Stockholder and Principals have sought to dismiss the claim. The Founder Stockholders are seeking legal relief in the form of damages and equitable relief in the form of rescission. The initial claims were expanded to include two orders to show cause, one regarding the Company’s termination of Roman Gerashenko as Chief Executive Officer on December 24, 2018 and the second requesting removal of Kailas Agrawal as the court appointed independent provisional director. The court denied both on January 10, 2019, but Mr. Gerashenko’s employment-related claims were preserved for a potential future action. On February 21, 2019, the Investor Stockholder and Principals filed a motion to dismiss the amended complaint, but the court denied that motion.

While the core dispute rests between the Founder Stockholders and the Investor Stockholder and Principals, the Investor Stockholder and Principals have made claims directly against the Company alleging that the Company has an obligation to indemnify certain individuals affiliated with the Investor Stockholder and Principals pursuant to director indemnification agreements signed by the Company and such individuals. In addition, the Founder Stockholders have tendered a demand for indemnification to the Company arising from certain claims asserted against them by the Investor Stockholder and Principals in the Stockholder Litigation. On March 13, 2019, the Founder Stockholders requested that the court not grant such relief to the Investor Stockholders and Principals. The Company also filed an answer to the complaint together with defenses to the claims for indemnification and have denied any wrongdoing or liability by the Company. Discovery is closed, but there are several pending discovery issues that remain outstanding.

The Investor Stockholder and Principals filed a motion for summary judgment seeking dismissal of all of the claims brought by the Founder Stockholders, which motion was heard on February 19, 2021 and for which judgement is awaited.

At this point in the Stockholder Litigation, with discovery issues outstanding, no opinion can be offered as to the potential outcome of the Stockholder Litigation or as to any potential exposure of the Company to any monetary judgment.

Potential Claim by Former CEO

On August 12, 2020, the former CEO of the Company, Mr. Royzenshteyn, a plaintiff in the Stockholder Litigation, filed a motion to amend the complaint in the Stockholder Litigation matter first listed above, to assert claims arising from the Board’s acceptance of his resignation as CEO. Mr. Royzenshteyn has asserted that he did not resign but was terminated by the Board in breach of his employment agreement. His proposed complaint seeks payment of his severance and damages from the Company associated with his alleged termination. Mr. Royzenshteyn’s motion to amend the complaint has been denied by the Special Discovery Master, but his proposed claims are preserved for any potential future action brought by him against the Company. The Special Master’s denial of this motion is awaiting approval of the judge assigned to the case. Management believes that Mr. Royzenshteyn’s claims are without merit, but at this early stage without any litigation actually having been commenced, it is not possible to determine the likelihood of success of any such claims and the potential amount of liability, if any, of any award that may be granted adverse to the Company. Any amount awarded as a result will be recorded in the period it occurs.

Business Combination Litigation

On October 3, 2020, counsel to the Investor Stockholder and Principals received a letter from counsel to the Founder Stockholders objecting to the Investor Stockholder’s use of the “drag-along right” under Section 4.5 of the Stockholders Agreement, dated July 17, 2015 ((the “Stockholders Agreement”), and the proxy granted pursuant to Section 5.1 of the Stockholders Agreement to execute (i) the stockholder written consent, dated September 18, 2020, approving the Business Combination Agreement and (ii) the Stockholder Support Agreements, in each case on behalf of the Founder Stockholders. The letter also describes the Business Combination as unlawful and threatens further unspecified actions by the Founder Stockholders.

On October 15, 2020, the Founder Stockholders filed an order to show cause to preliminarily enjoin the Business Combination pending final adjudication of the Stockholder Litigation. On October 23, 2020, the Superior Court of New Jersey, Chancery Division, Monmouth County refused to grant a preliminary injunction and set the hearing date on the order to show cause for December 4, 2020. On October 26, 2020, the Founder Stockholders filed an application for permission to file emergent motion to request a temporary restraining order preventing the closing of the Business Combination prior to the hearing on December 4, 2020 with the Superior Court of New Jersey, Appellate Division, which such court denied. On October 27, 2020, the Founder Stockholders appealed the Appellate Division’s ruling to the Supreme Court of New Jersey. On October 28, 2020, the Supreme Court of New Jersey denied such appeal. On November 20, 2020, the Founder Stockholders requested another emergent motion before the Superior Court of New Jersey, Chancery Division, Monmouth County for a temporary restraining order preventing the closing of the Business Combination. The Superior Court of New Jersey, Chancery Division, Monmouth County denied that request by order dated November 20, 2020. The Founder Stockholders withdrew their order to show cause after the November 20, 2020 was entered.

Misappropriation Action

The Company commenced an action on November 24, 2020 against Stanislav Royzenshteyn, the Company’s former CEO, captioned PARTS iD, LLC v. Stanislav Royzenshteyn (the “Misappropriation Action”), which is currently pending before the same court presiding over the Stockholder Litigation. The Misappropriation Action arises from Mr. Royzenshteyn’s failure to immediately return two Company computers and other equipment he had had in his possession upon his resignation as CEO in July 2020. After Mr. Royzenshteyn ultimately returned the computers, the Company engaged Epiq, a worldwide provider of electronic discovery and forensic services, to perform a forensic analysis, which revealed that Mr. Royzenshteyn engaged in the mass copying of files and folders located on the Company computers prior to their return. As a result, the Company is asserting claims against Mr. Royzenshteyn for violation of the Computer Related Offenses Act, New Jersey’s Trade Secrets Act, breach of fiduciary duties and breach of his employment agreement. The Company is also asserting claims against Mr. Royzenshteyn for failing to return a luxury automobile purchased by the Company. The Company is seeking return of the automobile and any associated damages for the wrongful possession. At the same time the Company commenced the Misappropriation Action, it filed an application for a preliminary injunction and temporary restraints via order to show cause, and on January 8, 2021, the court entered an order enjoining Mr. Royzenshteyn from sharing or disseminating any Company information. The Company filed an amended complaint on January 20, 2020 to include claims for breach of fiduciary duty and breach of contract relating to a bonus payment Mr. Royzenshteyn directed be paid to him in July 2020. Mr. Royzenshteyn has not yet answered the complaint and the outcome of this matter cannot be determined.

Other Matters

The Company is subject to certain legal proceedings and claims which are common to, and arise in the ordinary course of, its business. Historically, the Company has been involved in legal proceedings or has received a variety of communications alleging that certain products marketed through its e-commerce distribution platform violate i) third-party intellectual property rights, including but not limited to copyrights, designs, marks, patents and trade names, ii) governmental regulation, including emission control regulations or iii) defective products or employee disputes. With regard to intellectual property rights, brand and content owners and others have actively asserted their alleged intellectual property rights against many online companies, including the Company. With regard to governmental regulation, the Company receives inquiries from governmental agencies that regulate the automobile industry to monitor compliance with emissions and other standards. With regard to defective products, the Company is covered by the vendor or manufacturer’s warranty. The Company has not incurred any material losses to date with respect to these types of matters nor does management believe that the final disposition of any such pending matters will have a material adverse effect on the Company’s financial position or results of operations.

The Company accrued $375,000 and $75,000 as of December 31, 2020 and December 31, 2019, respectively in aggregate for the above open matters.

Note 7 – Employee Retirement Plan

The Company maintains a 401(k)-defined contribution plan covering all full-time employees who have completed twelve months of service. The Company may, at its sole discretion, match up to a percentage of each participating employee’s salary. The Company’s contributions vest in annual installments over five years. The Company did not make any discretionary contributions during the years ended December 31, 2020 and 2019.

Note 8 – Sales Tax

On September 21, 2018, the U.S. Supreme Court issued a ruling in South Dakota v. Wayfair, Inc. and overruled the Quill Corp v. North Dakota (which had established that, as a general matter, a jurisdiction may only impose sales and use tax collection obligations on sellers with a physical presence in that jurisdiction). As a result of the Wayfair ruling, many U.S. jurisdictions now require remote sellers to collect sales and use tax upon satisfying certain sales thresholds. During the year ended December 31, 2019, the Company completed an evaluation of its sales and use tax obligations in all jurisdictions that have a material impact on the Company’s operations and registered for sales tax collection in all applicable jurisdictions. In certain jurisdictions registration required the payment of taxes, interest and/or penalties. As a result of the evaluation noted above, the Company’s management believes that the final disposition of pending sales and use tax matters related to registration as a remote seller, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 9 — Stock-Based Compensation

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the PARTS iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). There are 4,904,596 shares of Class A common stock available for issuance under the 2020 EIP. The 2020 EIP became effective immediately upon the closing of the Business Combination. As of December 31, 2020, no awards had been made under the 2020 EIP.

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the PARTS iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination. As of December 31, 2020, no shares had been issued under the 2020 ESPP.

Note 10 – Income Taxes

The income tax benefits consisted of the following:

	December 31,
	2020	2019
Current
Federal	$-	$-
State	34,951	(858)
Sub-total	34,951	(858)

Deferred
Federal	(813,189)	(149,308)
State	(23,314)	6,264
Sub-total	(836,503)	(143,044)
Total income tax	$(801,552)	$(143,902)

For the years ended December 31, 2020 and 2019, the effective income tax rate of (61.1%) and 18.4%, respectively, differs from the federal statutory rate of 21% primarily due to the effect of state income taxes, expenses not deductible for income tax purposes and recognition of benefits accruing due to start-up costs of the Company incurred for the period prior to the Business Combination. The Company’s effective income tax rate reconciliation is as follows.

	December 31,
	2020	2019
Federal statutory rate	21.00%	21.00%
Permanent items	48.70%	(2.71)%
State and local taxes, net of federal taxes	1.91%	(0.85)%
Deferred rate changes	0.08%	0.03%
Amortizable start-up costs and other	(132.77)%	0.93%
	(61.08)%	18.40%

The components of the Company’s net deferred tax (liabilities)/assets consisted of the following at:

	December 31,
	2020	2019
Inventory capitalization	$2,100	$2,300
Allowance for doubtful accounts	107,400	107,400
Accrued expenses	110,400	138,100
Charitable contribution	-	5,300
Net operating loss carryforward	613,700	1,814,300
Accumulated depreciation	(2,428,200)	(2,330,900)
Deferred revenue	1,027,200	526,800
Start-up costs	1,667,200	-
Deferred tax assets, net	$1,099,800	$263,300

As of December 31, 2020, the Company had $2,922,474 in federal net operating losses (“NOL”), all remaining from 2019 and accordingly available to offset future taxable income indefinitely however, these NOLs are subject to an 80% of taxable income limitation for all periods after January 1, 2021. It is possible that Internal Revenue Code (IRC) Section 382 may apply to these losses and limit their ability to be used in future periods. The analysis thereof has not yet been performed.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United Sates. The CARES Act contains several tax provisions, including modifications to the NOL and business interest limitations as well as a technical correction to the recovery period for qualified improvement property. The Company has evaluated these provisions in the CARES Act and does not expect a material impact to its tax provision, except for the 80% of taxable income limitation in the future on the utilization of the Company’s NOLs.

The Business Combination consummated on November 20, 2020 was treated as a double-merger for tax reporting purposes. For tax purposes, Onyx will file a short period final return for the year ended November 20th, 2020 and the Company will file a full calendar year return for the year ending December 31, 2020. For purposes of Section 382 of the Internal Revenue Code, the Company expects that all tax attributes will continue to be available as more than 50% of its equity continued to be held by the original shareholders of Onyx.

The Company does not currently anticipate any significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

None of the Company’s U.S. federal or state income tax returns are currently under examination by the Internal Revenue Service (the “IRS”) or state authorities. However, fiscal years 2017 and later remain subject to examination by the IRS and respective states.