Form 10-Q
period 2021-03-31
PARTS iD, Inc.
filed 2021-05-10
CIK 1698113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,173,456 shares of Class A common stock, $0.001 par value per share, outstanding on May 7, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), including with respect to financial and business performance, and our ability to produce accurate projections and metrics related thereto, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	costs related to operating as a public company;

●	difficulties in managing our international business operations, particularly in the Ukraine, including with respect to enforcing the terms of our agreements with our contractors and managing increasing costs of operations;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	changes in our strategy, future operations, financial position, estimated revenue and losses, product pricing, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities and initiatives, including the market acceptance of our planned products and services;

●	competition and our ability to counter competition, including changes to the algorithms of Google and other search engines;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	ability to maintain and enforce intellectual property rights and ability to maintain technology leadership;

●	our future capital requirements, our ability to raise capital and utilize sources of cash;

●	our ability to obtain funding for our operations;

●	changes in applicable laws or regulations;

●	the effects of current and future U.S. and foreign trade policy and tariff actions;

●	disruptions in the marketplace for online purchases of aftermarket auto parts; disruptions in the supply chain; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

See also the section titled “Risk Factors” (refer to Part II, Item 1A of this report and Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020), and subsequent reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements. Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This cautionary note is applicable to all forward-looking statements contained in this report.

ii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets
As of March 31, 2021, and December 31, 2020

	2021 (Unaudited)	2020
ASSETS
Current assets
Cash	$37,443,238	$22,202,706
Accounts receivable	4,048,173	2,236,127
Inventory	8,255,723	4,856,265
Prepaid expenses and other current assets	4,093,768	5,811,332
Total current assets	53,840,902	35,106,430

Property and equipment, net	11,468,861	11,470,360
Intangible assets	237,752	237,752
Deferred tax assets	1,099,800	1,099,800
Other assets	267,707	267,707
Total assets	$66,915,022	$48,182,049

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$41,273,776	$35,631,913
Customer deposits	27,266,342	16,185,648
Accrued expenses	6,767,547	5,468,570
Other current liabilities	4,925,366	3,592,782
Notes payable, current portion	14,550	19,706
Total liabilities	80,247,581	60,898,619

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share;
1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share;
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized and 32,873,457 issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	3,287	3,287
Additional paid in capital	28,824	-
Accumulated deficit	(13,364,670)	(12,719,857)
Total shareholders’ deficit	(13,332,559)	(12,716,570)

Total Liabilities and Shareholder’s Deficit	$66,915,022	$48,182,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Operations
For the three months ended March 31, 2021 and 2020

	Three months ended March 31,
	2021 (Unaudited)	2020 (Unaudited)

Net revenue	$109,073,628	$70,725,965
Cost of goods sold	86,240,019	55,557,165

Gross profit	22,833,609	15,168,800

Operating expenses:
Advertising	10,499,386	6,094,150
Selling, general and administrative	11,358,707	8,671,254
Depreciation	1,773,773	1,524,683
Total operating expenses	23,631,866	16,290,087
Loss from operations	(798,257)	(1,121,287)
Interest expense	6,490	5,783
Loss before income taxes	(804,747)	(1,127,070)
Income taxes (benefits)	(159,934)	(282,500)
Net loss	$(644,813)	$(844,570)

Net loss	$(644,813)	$(844,570)
Less: Preferred stocks dividends	-	125,000
Loss available to common shareholders	$(644,813)	$(969,570)
Loss per common share
Basic loss per share	$(0.02)	$(0.04)
Weighted average number of shares (basic)	32,873,457	24,950,958
Diluted loss per share	$(0.02)	$(0.04)
Weighted average number of shares (diluted)	32,923,451	24,950,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three months ended March 31, 2021 and 2020 (Unaudited)

	Class A Common Stock		Class F Common Stock		Preferred Stock		Additional Paid In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Amount	Deficit
Balance at January 1, 2020	24,950,958	$2,495	-	$-	-	$-	$4,998,505	$(14,008,170)	$(9,007,170)
Preferred stock dividend	-	-	-	-	-	-	-	(125,000)	(125,000)
Net loss	-	-	-	-	-	-	-	(844,570)	(844,570)
Balance at March 31, 2020	24,950,958	$2,495	-	$-	-	$-	$4,998,505	$(14,977,740)	$(9,976,740)
Balance at January 1, 2021	32,873,457	$3,287	-	$-	-	$-	$-	$(12,719,857)	$(12,716,570)
Share based compensation	-	-	-	-	-	-	28,824	-	28,824
Net loss	-	-	-	-	-	-	-	(644,813)	(644,813)
Balance at March 31, 2021	32,873,457	$3,287	-	$-	-	$-	$28,824	$(13,364,670)	$(13,332,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2021 and 2020 (Unaudited)

	Three months ended March 31,
	2021 (Unaudited)	2020 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(644,813)	$(844,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,773,773	1,524,683
Deferred income tax	-	(282,500)
Share based compensation	28,824	-
Changes in operating assets and liabilities:
Accounts receivable	(1,812,046)	(144,194)
Inventory	(3,399,458)	(416,105)
Prepaid expenses and other current assets	1,717,564	576,523
Accounts payable	5,641,863	2,593,480
Customer deposits	11,080,694	1,247,161
Accrued expenses	1,298,977	(163,547)
Other current liabilities	1,332,584	158,083
Net cash provided by operating activities	17,017,962	4,249,014

Cash Flows on Investing Activities:
Purchase of property and equipment	(13,099)	(6,053)
Website and software development costs	(1,759,175)	(1,792,353)
Net cash used in investing activities	(1,772,274)	(1,798,406)

Cash Flows from Financing Activities:
Principal paid on notes payable	(5,156)	(5,456)
Payments of preferred stock dividends	-	(125,000)
Net cash used in financing activities	(5,156)	(130,456)

Net change in Cash	15,240,532	2,320,152
Cash, beginning of year	22,202,706	13,618,835
Cash, end of year	$37,443,238	$15,938,987

Supplemental disclosure of cash flows information:
Cash paid for interest	$6,490	$5,783
Cash paid for income taxes	$4,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARTS iD, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Results for interim periods should not be considered indicative of results for any other interim period or for the full year.

The consolidated financial statements include the accounts of PARTS iD, Inc. and its wholly-owned subsidiary PARTS iD LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements include revenue recognition, return allowances, allowance for doubtful accounts, depreciation, inventory valuation, valuation of deferred income tax assets and the capitalization and recoverability of software development costs.

Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”).

Note 3 – Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2021	December 31, 2020
Website and software development	$35,653,382	$33,894,207
Furniture and fixtures	848,283	843,575
Computers and electronics	705,075	696,684
Vehicles	430,162	430,162
Leasehold improvements	219,757	219,757
Video and equipment	176,903	176,903
Total - Gross	38,033,562	36,261,288
Less: accumulated depreciation	(26,564,701)	(24,790,928)
Total - Net	$11,468,861	$11,470,360

Property and equipment included the following amounts for assets recorded under capital leases.

	March 31, 2021	December 31, 2020
Gross value at cost	$303,230	$303,230
Less: accumulated depreciation	(272,195)	(269,382)
Net	$31,035	$33,848

Depreciation of property and equipment for the three months ended March 31, 2021 and 2020 amounted to $1,773,773 and $1,524,683, respectively.

Note 4 – Borrowings

Equipment Leases

As of March 31, 2021 and December 31, 2020, the Company’s borrowings consisted of equipment leases at an interest rate of 12.35% per annum. The principal and interest payments extend through November 30, 2021.

Future minimum lease payments under non-cancelable capital leases during the year ended March 31 are as follows:

2022	$15,232
Less: Interest expenses	682
Total	$14,550

Note 5 – Shareholders’ Deficit

Preferred Stock

As of March 31, 2021, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”), and as of that date, no shares of Preferred Stock were issued or outstanding.

Common Stock

As of March 31, 2021, the Company had 32,873,457 shares of Class A common stock outstanding and had reserved 7,998,178 shares of Class A common stock for issuance as follows:

a)	Adjustment reserve: Upon finalizing the Business Combination consideration, subject to the adjustments, if any, the Company will issue up to 300,000 Common shares to former Onyx shareholders.

b)	Indemnification reserve: Upon the expiration of the indemnification period of two years from the closing of the Business Combination as described in the Business Combination Agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 Common shares to former Onyx shareholders.

c)	Equity Plans reserve: 4,904,596 shares reserved for future issuance under the PARTS iD, Inc. 2020 Equity Incentive Plan and 2,043,582 shares reserved for future issuance under the PARTS iD, Inc. 2020 Employee Stock Purchase Plan.

Further, pursuant to the Business Combination Agreement, the Sponsor has a right to 1,502,129 shares of Class A common stock should its price exceed $15.00 per share for any thirty-day trading period during the 730 calendar days after the closing of the Business Combination.

Note 6 – Commitments and Contingencies

As of March 31, 2021, there were no material changes to the Company’s legal matters and other contingencies disclosed in the Note 6 of the Notes to Consolidated Financial Statements included in our 2020 Form 10-K.

Note 7 — Stock-Based Compensation

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the PARTS iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). There are 4,904,596 shares of Class A common stock available for issuance under the 2020 EIP. The 2020 EIP became effective immediately upon the closing of the Business Combination. As of March 31, 2021, no awards had been made under the 2020 EIP except an aggregate of 49,994 restricted stock units (“RSUs”) awarded equally to all seven non-employee Directors of the Company. These RSUs will vest on November 20, 2021.

As of March 31, 2021, total unrecognized compensation expense related to unvested RSUs was $321,176 and is expected to be recognized over the rest of year spread on time basis.

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the PARTS iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination. As of March 31, 2021, no shares had been issued under the 2020 ESPP.

Share-Based Compensation Expense

Share-based compensation expense amounting to $28,824 is included within selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2021.

Note 8 – Income Taxes

For the three months ended March 31, 2021 and 2020, the effective income tax rate of 19.87% and 25.06%, respectively, differs from the federal statutory rate of 21% primarily due to the effect of state income taxes, share-based compensation and expenses not deductible for income tax purposes.

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

Note 9 – Subsequent Events

Upon finalization of the Business Combination consideration in April 2021, the Company released 299,999 shares of Common Stock and $10 in cash for fractional shares to former Onyx shareholders as stipulated in the Business Combination Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements, together with the related notes thereto, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”).

For the purposes of this section, “we,” “us,” “our,” “Onyx,” the “Company” and “PARTS iD” each refer to Onyx prior to the closing of the Business Combination and PARTS iD, Inc. following the closing of the Business Combination, as the context indicates, unless the context otherwise refers to Legacy Acquisition Corp.

Overview

PARTS iD, Inc. is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. PARTS iD was originally founded in 2008 as Onyx Enterprises, Int’l, Corp. Our vision is to develop a leading technology platform purpose-built for purchasing complex parts and accessories for all vehicle types with a complete repository of fitment data, and to deliver an unrivaled parts and accessories shopping experience of extraordinary choice, competitive prices and fast delivery.

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

We have made significant investments to provide an enhanced experience to our diverse base of “do-it-yourself” (“DIY”), “do-it-for-me” (“DIFM”) and PRO (mechanics) customers. As of March 31, 2021, we had over 1,000 active product vendors with their many shipping locations across the nation. This distributed, inventory-light fulfillment model allowed us to offer customers over 17 million SKUs on the platform as of March 31, 2021. Furthermore, our proprietary fulfillment algorithm determines and selects the most optimal fulfillment location based on inventory availability and proximity to the customer, thereby providing faster delivery speed and decreasing the total cost to the customer. In the first quarter of 2021, we continued to focus on improving our product offerings in the catalog, specifically for new verticals, original equipment (“OE”) and repair parts business.

The total number of orders received in the three months ended March 31, 2021 increased 52.9% compared to the three months ended March 31, 2020. By category of accessories and parts, in the three months ended March 31, 2021 compared to the same prior year period, the total value of orders received increased by: for Wheels and Tires, 93%; for Boating and Marine, 83%; for Motorcycle and Powersports, 80%; and for RVs/Campers, 108%.

We have also been focused on increasing our presence in the DIFM segment of the automotive aftermarket industry, including growing related partnerships, and we chose to invest in a tire installation network as our first step. Through partnerships with tire installation businesses, we had 2,117 active tire installation locations nationwide as of March 31, 2021. Using our purpose-built data architecture and differentiated technology, consumers can visit CARiD.com, research and choose from a wide variety of tires, and in the same transaction select a tire installation center near them and schedule an appointment. This initiative is one of many programs we are working on to advance CARiD.com’s position as a one-stop shop and seamless solution for all car enthusiast needs.

Management continues to focus on several other efforts to drive growth, including product cultivation, vendor optimization, distribution network expansion and marketing diversification.

Effects of the COVID-19 Pandemic

The global spread of COVID-19 and related measures to contain its spread (such as government-mandated business closures and shelter-in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and related measures to contain its spread have not adversely affected the Company’s results of operations to date, they have adversely affected certain components of the Company’s business, including by increasing cancellations (which can result in an increase in advertisement costs) and shipping times. In future periods, the pandemic might cause shipping difficulties, including slowed deliveries to customers; the potential for increased cancellations by customers; and the ability of consumers to pay for products. Although consumer demand for and the inventory of the Company’s products have remained stable, in future periods the COVID-19 pandemic could have an adverse impact on the Company through reduced consumer demand for or inventory of its products. Additionally, the COVID-19 pandemic has caused the Company to require employees to work remotely for an indefinite period of time, which could negatively impact its business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect the Company’s business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase the Company’s borrowing costs, if any, and other costs of capital and otherwise adversely affect its business, results of operations, financial condition and liquidity, and the Company cannot assure that it will have access to external financing at times and on terms it considers acceptable, or at all, or that it will not experience other liquidity issues going forward. For more information on the risks the COVID-19 pandemic poses to the business, see Item 1A. “Risk Factors” in our 2020 Form 10-K.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following:

Traffic and Engagement Metrics

	Three months ended March 31,
	2021	2020	Change	% Change
Number of Users	34,535,770	32,850,632	1,685,138	5.13%
Number of Sessions	64,749,311	60,565,624	4,183,687	6.91%
Bounce Rate	13.98%	15.00%	(1.02)%	(6.81)%
Number of Pageviews	285,876,353	255,621,302	30,255,051	11.84%
Pages/Session	4.42	4.22	0.19	4.61%
Average Session Duration	0:03:26	0:03:27	(0:00:01)	(0.48)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	For the three months ended March 31,				Change
	2021	% of Rev.	2020	% of Rev.	Dollars	Percentage
Revenue, net	$109,073,628		$70,725,965		$38,347,663	54.2%
Cost of goods sold	86,240,019	79.1%	55,557,165	78.6%	30,682,854	55.2%
Gross profit	22,833,609	20.9%	15,168,800	21.4%	7,664,809	50.5%
Gross margin	20.9%		21.4%
Operating expenses
Advertising	10,499,386	9.6%	6,094,150	8.6%	4,405,236	72.3%
Selling, general & administrative	11,358,707	10.4%	8,671,254	12.3%	2,687,453	31.0%
Depreciation	1,773,773	1.6%	1,524,683	2.2%	249,090	16.3%
Total operating expenses	23,631,866	21.7%	16,290,087	23.1%	7,341,779	45.1%
Loss from operations	(798,257)	(0.7)%	(1,121,287)	(1.7)%	323,030	28.8%
Other expenses
Interest expense	6,490	0.0%	5,783	0.0%	707	12.2%
Loss before income tax	(804,747)	(0.7)%	(1,127,070)	(1.7)%	322,323	28.6%
Income tax benefit	(159,934)	(0.1)%	(282,500)	(0.4)%	122,566	(43.4)%
Net loss	$(644,813)	(0.6)%	$(844,570)	(1.3)%	$199,757	23.7%

Revenue

Revenue increased $38.3 million, or 54.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily attributable to a 41.6% increase in the conversion rate compared to the three months ended March 31, 2020. The increase in the conversion rate was primarily attributable to product growth in new verticals, search engine bidding automation and optimization, and increased e-commerce adoption due to COVID-19.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three months ended March 31, 2021, cost of goods sold increased by $30.7 million, or 55.2%, compared to the three months ended March 31, 2020. The increase in cost of goods sold was primarily driven by an increased sourcing of products sold, which led to a 54.2% increase in revenue compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, cost of goods sold was 79.1% of revenue, compared to 78.6% of revenue in the three months ended March 31, 2020. The 50 basis point increase in cost of goods sold as a percentage of revenue was primarily attributable to an increase in shipping costs during the current year period.

Gross Profit and Gross Margin

Gross profit increased $7.7 million, or 50.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily attributable to the 54.2% increase in revenue, partially offset by increased shipping costs, in the three months ended March 31, 2021. Gross margin of 20.9% in the three months ended March 31, 2021 was slightly lower than the gross margin of 21.4% in three months ended March 31, 2020, primarily attributable to an increase in shipping costs.

Operating Expenses

Advertising expenses increased $4.4 million, or 72.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase in advertising costs was primarily attributable to (i) an increase in paid traffic in the three months ended March 31, 2021, (ii) a change in the mix of advertising channels used, and (iii) testing of new advertising campaigns and content development.

Selling, general and administrative (“SG&A”) expenses increased $2.7 million, or 31.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily attributable to an increase of (i) $1.2 million of public company operating expenses, and (ii) $1.1 million in merchant services provider processing fees in line with the increase in revenue.

Depreciation expenses increased $0.2 million, or 16.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily attributable to depreciation expense recognized in the three months ended March 31, 2021 related to prior years’ website and software development activities, partially offset by a marginal decrease in website and software development costs during the three months ended March 31, 2021.

Despite the increase in public company operating expenses and other expenses noted above, total operating expenses as a percent of net revenue decreased 130 basis points to 21.7% for the three months ended March 31, 2021 compared to 23.0% for the three months ended March 31, 2020.

Interest Expense

Interest expense increased by $707, or 12.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase in interest expense in terms of dollar amount was not material.

Income Tax Benefit

The income tax benefit decreased by $0.1 million, or 43.4%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the effective income tax rate was 19.87% compared to 25.06% for the three months ended March 31, 2020. The decrease in rate was primarily attributable to a decrease in expenses not deductible for income tax purposes.

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

The following table reflects the reconciliation of net loss to EBITDA and Adjusted EBITDA for each of the periods indicated.

	For the three months ended March 31,
	2021	2020
Net loss	$(644,813)	$(844,570)
Interest expense	6,490	5,783
Income taxes (benefits)	(159,934)	(282,500)
Depreciation	1,773,773	1,524,683
EBITDA	975,516	403,396
Stock compensation expenses	28,824	-
Founder’s compensation(1)	-	211,887
Legal & settlement expenses(2)	243,426	30,258
Other items(3)	-	37,981
Adjusted EBITDA Total	$1,247,766	$683,522

(1)	Represents the excess compensation paid to one of the founders of Onyx over the amount management believes would have been the compensation of an independent professional CEO for the applicable reporting periods.
(2)	Represents legal and settlement expenses and gains related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) expenses of relating to causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) relating to trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency and significance to our operating results.
(3)	Includes write-offs of advances and certain fraud loss claims from earlier years that we determined were uncollectible.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less capital expenditures (which consist of purchases of property and equipment and website and software development costs). We have provided a reconciliation below of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

	For the three months ended March 31,
	2021	2020
Net cash provided by operating activities	$17,017,962	$4,249,014
Purchase of property and equipment	(13,099)	(6,053)
Website and software development costs	(1,759,175)	(1,792,353)
Free Cash Flow	$15,245,688	$2,450,608

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand of $37.4 million as of March 31, 2021, cash generated from operations and changes in operating assets and liabilities. We believe our current resources will be sufficient to fund our cash needs for current operations for at least the next 12 months. Our primary uses of cash are for investment in website and software development.

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes the key cash flow metrics from our statements of cash flows for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Net cash provided by operating activities	$17,017,962	$4,249,014
Net cash used in investing activities	(1,772,274)	(1,798,406)
Net cash used in financing activities	(5,156)	(130,456)
Net change in Cash	$15,240,532	$2,320,152

Cash Flows from Operating Activities

The net cash provided by operating activities consists of our net income (loss) adjusted for certain non-cash items, including depreciation as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss). We have a negative working capital model (current liabilities exceed current assets). Any profitable growth in revenue results in incremental cash for the Company, as we receive funds when customers place orders on the website, while accounts payable are paid over a period time, based on vendor terms, which range on average from one week to eight weeks.

Cash provided by operating activities in the three months ended March 31, 2021 was $17.0 million and was driven primarily by cash provided by a change in operating assets and liabilities of $15.9 million, which in turn was primarily driven by increases in accounts payable and customer deposits, and the impact of non-cash depreciation and amortization expense of $1.8 million.

Cash provided by operating activities in the three months ended March 31, 2020 was $4.3 million and was driven primarily by cash provided by operating assets and liabilities of $3.9 million and the impact of non-cash depreciation and amortization expense of $1.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.8 million for each of the three months ended March 31, 2021 and 2020. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $5,156, compared to $130,456 in the three months ended March 31, 2020. The decrease was primarily related to cessation of payments of preferred stock dividends.

Critical Accounting Estimates

SEC guidance defines critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operation of the registrant. There were no significant changes in our critical accounting estimates from those discussed in our 2020 Form 10-K, except as disclosed below. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for our other significant accounting policies and accounting pronouncements that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Revenue Recognition

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of March 31, 2021 and December 31, 2020 were $27.3 million and $16.2 million, respectively, which are reflected as customer deposits on our balance sheets.

The outstanding days from the order date of our unshipped and undelivered orders were, on average, estimated at 12.7 days as of March 31, 2021, based on our actual determination of 12.7 days as of December 31, 2020.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Our estimated net allowances for sales returns at March 31, 2021 and 2020 were $1,125,970 and $554,753 respectively.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three months ended March 31, 2021 and 2020 were as follows:

Three months ended March 31,	Balance at beginning of period	Adjustment	Balance at close of period
2021	$1,062,077	$63,893	$1,125,970
2020	$495,697	$59,056	$554,753

Website and Software Development

We capitalize certain costs associated with website and software (technology platform including the catalog) developed for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and makes judgments as to ultimate realization. The amount of capitalized software costs for the three months ended March 31, 2021 and 2020 were as follows:

Three months ended March 31,	Capitalized Software
2021	$1,759,175
2020	$1,792,353

Off-Balance Sheet Arrangements

PARTS iD is not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the information pertaining to certain legal and regulatory matters and proceedings in which we are involved that is contained in Note 6 of the Notes to Consolidated Financial Statements included in our 2020 Form 10-K.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2021, the Company did not sell any of its equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2021, the Company did not repurchase any of its securities.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

10.1*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 9, 2021).

10.2*	Employment Agreement, dated November 28, 2019, between Onyx Enterprises Int’l Corp. and Antonino Ciappina.

10.3*	Employment Agreement, dated August 4, 2020, between Onyx Enterprises Int’l Corp. and Kailas Agrawal.

10.4*	Employment Agreement, dated October 8, 2019, between Onyx Enterprises Int’l Corp. and Ajay Roy.

10.5*	Form of Restricted Stock Units Agreement under the PARTS iD, Inc. 2020 Equity Incentive Plan

10.6*	Form of Performance Units Agreement under the PARTS iD, Inc. 2020 Equity Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

May 10, 2021	By:	/s/ Antonino Ciappina
Antonino Ciappina
Chief Executive Officer

May 10, 2021	By:	/s/ Kailas Agrawal
Kailas Agrawal
Chief Financial Officer