Form 10-Q
period 2021-06-30
PARTS iD, Inc.
filed 2021-08-09
CIK 1698113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,173,456 shares of Class A common stock, $0.001 par value per share, outstanding on August 3, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	costs related to operating as a public company;

●	difficulties in managing our international business operations, particularly in the Ukraine, including with respect to enforcing the terms of our agreements with our contractors and managing increasing costs of operations;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	changes in our strategy, future operations, financial position, estimated revenue and losses, product pricing, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities and initiatives, including the market acceptance of our planned products and services;

●	competition and our ability to counter competition, including changes to the algorithms of Google and other search engines;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	ability to maintain and enforce intellectual property rights and ability to maintain technology leadership;

●	our future capital requirements, our ability to raise capital and utilize sources of cash;

●	our ability to obtain funding for our operations;

●	changes in applicable laws or regulations;

●	the effects of current and future U.S. and foreign trade policy and tariff actions;

●	disruptions in the marketplace for online purchases of aftermarket auto parts;

●	disruptions in the supply chain; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

ii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$27,347,919	$22,202,706
Accounts receivable	2,737,658	2,236,127
Inventory	6,296,871	4,856,265
Prepaid expenses and other current assets	4,558,380	5,811,332
Total current assets	40,940,828	35,106,430

Property and equipment, net	12,189,425	11,470,360
Intangible assets	237,752	237,752
Deferred tax assets	1,099,800	1,099,800
Other assets	267,707	267,707
Total assets	$54,735,512	$48,182,049

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35,599,711	$35,631,913
Customer deposits	19,536,703	16,185,648
Accrued expenses	6,493,160	5,468,570
Other current liabilities	4,093,366	3,592,782
Notes payable, current portion	9,233	19,706
Total liabilities	65,732,173	60,898,619

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share;
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized, and 33,173,456 and 32,873,457 issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	3,317	3,287
Additional paid in capital	1,738,580	-
Accumulated deficit	(12,738,558)	(12,719,857)
Total shareholders’ deficit	(10,996,661)	(12,716,570)

Total Liabilities and Shareholder’s Deficit	$54,735,512	$48,182,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

	Three months ended June 30,		Six months ended June 30,
	2021 (Unaudited)	2020 (Unaudited)	2021 (Unaudited)	2020 (Unaudited)

Net revenue	$130,409,332	$113,853,524	$239,482,960	$184,579,489
Cost of goods sold	104,270,051	89,655,601	190,510,070	145,212,766

Gross profit	26,139,281	24,197,923	48,972,890	39,366,723

Operating expenses:
Advertising	10,907,319	9,296,637	21,406,705	15,390,787
Selling, general and administrative	12,603,017	10,076,998	23,961,724	18,748,252
Depreciation	1,819,581	1,783,415	3,593,354	3,308,098
Total operating expenses	25,329,917	21,157,050	48,961,783	37,447,137
Income from operations	809,364	3,040,873	11,107	1,919,586

Interest expense	395	1,038	6,885	6,821
Income before income taxes	808,969	3,039,835	4,222	1,912,765
Income tax expense	182,857	766,120	22,923	483,620
Net income (loss)	$626,112	$2,273,715	$(18,701)	$1,429,145

Net income (loss)	$626,112	$2,273,715	$(18,701)	$1,429,145
Less: Preferred stocks dividends	-	125,000	-	250,000
Income (Loss) available to common shareholders	$626,112	$2,148,715	$(18,701)	$1,179,145
Income (Loss) per common share
Basic income (loss) per share	$0.02	$0.09	$(0.00)	$0.05
Weighted average number of shares (basic)	33,173,456	24,950,958	33,173,456	24,950,958
Diluted income (loss) per share	$0.02	$0.09	$(0.00)	$0.05
Weighted average number of shares (diluted)	33,130,599	24,950,958	33,002,738	24,950,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three and six months ended June 30, 2021 and 2020 (Unaudited)

	Class A Common Stock		Class F Common Stock		Preferred Stock		Additional Paid In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Amount	Deficit

Balance at January 1, 2020	24,950,958	$2,495	-	$-	-	$-	$4,998,505	$(14,008,170)	$(9,007,170)
Preferred stock dividend	-	-	-	-	-	-	-	(125,000)	(125,000)
Net loss	-	-	-	-	-	-	-	(844,570)	(844,570)
Balance at March 31, 2020	24,950,958	$2,495	-	$-	-	$-	$4,998,505	$(14,977,740)	$(9,976,740)
Preferred stock dividend	-	-	-	-	-	-	-	(125,000)	(125,000)
Net income	-	-	-	-	-	-	-	2,273,715	2,273,715
Balance at June 30, 2020	24,950,958	$2,495	-	$-	-	$-	$4,998,505	$(12,829,025)	$(7,828,025)

Balance at January 1, 2021	32,873,457	$3,287	-	$-	-	$-	$-	$(12,719,857)	$(12,716,570)
Share based compensation	-	-	-	-	-	-	28,824	-	28,824
Net loss	-	-	-	-	-	-	-	(644,813)	(644,813)
Balance at March 31, 2021	32,873,457	$3,287	-	$-	-	$-	$28,824	$(13,364,670)	$(13,332,559)
Issue of shares on release of working capital reserve	299,999	30	-	-	-	-	(30)	-	-
Share based compensation	-	-	-	-	-	-	1,709,786	-	1,709,786
Net income	-	-	-	-	-	-	-	626,112	626,112
Balance at June 30, 2021	33,173,456	$3,317	-	$-	-	$-	$1,738,580	$(12,738,558)	$(10,996,661)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the three and six months ended June 30, 2021 and 2020 (Unaudited)

	Six months ended June 30,
	2021 (Unaudited)	2020 (Unaudited)

Cash Flows from Operating Activities:
Net (loss) income	$(18,701)	$1,429,145
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,593,354	3,308,098
Deferred income tax	-	451,098
Share based compensation	1,321,428	-
Changes in operating assets and liabilities:
Accounts receivable	(501,531)	(953,484)
Inventory	(1,440,606)	(1,969,866)
Prepaid expenses and other current assets	1,252,952	366,582
Accounts payable	(32,202)	19,455,978
Customer deposits	3,351,055	12,217,133
Accrued expenses	1,024,590	246,925
Other current liabilities	500,584	1,239,846
Net cash provided by operating activities	9,050,923	35,791,455

Cash Flows from Investing Activities:
Purchase of property and equipment	(283,786)	(9,344)
Website and software development costs	(3,611,451)	(3,443,447)
Net cash used in investing activities	(3,895,237)	(3,452,791)

Cash Flows from Financing Activities:
Principal paid on notes payable	(10,473)	(11,043)
Payments of preferred stock dividends	-	(250,000)
Net cash used in financing activities	(10,473)	(261,043)

Net change in cash	5,145,213	32,077,621
Cash, beginning of period	22,202,706	13,618,835
Cash, end of period	$27,347,919	$45,696,456

Supplemental disclosure of cash flows information:
Cash paid for interest	$6,885	$35,225
Cash paid for income taxes	$4,000	$-

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

The consolidated financial statements include the accounts of PARTS iD, Inc. and its wholly-owned subsidiary PARTS iD, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Stock Compensation Policy

Compensation expense related to stock option awards and restricted stock units granted to certain employees, directors and consultants is based on the fair value of the awards on the grant date. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date is based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost is adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date or any subsequent reporting date. Forfeitures are recorded as they occur. The Company recognizes compensation cost related to time-vested options and restricted stock units with graded vesting features on a straight-line basis over the requisite service period. Compensation cost related to a performance-vesting options and performance-based units, where a performance condition or a market condition that affects vesting exists, is recognized over the shortest of the explicit, implicit, or defined service periods. Compensation cost is adjusted depending on whether or not the performance condition is achieved. If the achievement of the performance condition is probable or becomes probable, the full fair value of the award is recognized. If the achievement of the performance condition is not probable or ceases to be probable, then no compensation cost is recognized.

Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”).

Note 3 – Property and equipment

Property and equipment consisted of the following as of:

	June 30, 2021	December 31, 2020
Website and software development	$37,922,840	$33,894,207
Furniture and fixtures	850,511	843,575
Computers and electronics	956,101	696,684
Vehicles	430,162	430,162
Leasehold improvements	237,190	219,757
Video and equipment	176,903	176,903
Total - Gross	40,573,707	36,261,288
Less: accumulated depreciation	(28,384,282)	(24,790,928)
Total - Net	$12,189,425	$11,470,360

Property and equipment included the following amounts for assets recorded under capital leases.

	June 30, 2021	December 31, 2020
Gross value at cost	$303,230	$303,230
Less: accumulated depreciation	(280,790)	(269,382)
Net	$22,440	$33,848

Depreciation of property and equipment for the three months ended June 30, 2021 and 2020 amounted to $1,819,581 and $1,783,415, respectively and for the six months ended June 30, 2021 and 2020 amounted to $3,593,354 and $3,308,098, respectively.

Note 4 – Borrowings

Equipment Leases

As of June 30, 2021 and December 31, 2020, the Company’s borrowings consisted of equipment leases at an interest rate of 12.35% per annum. The principal and interest payments extend through November 30, 2021.

Future minimum lease payments under non-cancelable capital leases during the year ended June 30, are as follows:

2022	$9,520
Less: Interest expenses	287
Total	$9,233

Note 5 – Shareholders’ Deficit

Preferred Stock

As of June 30, 2021, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”), and as of that date, no shares of Preferred Stock were issued or outstanding.

Common Stock

Upon finalizing the calculation of the aggregate purchase price with respect to the Business Combination in April 2021, the Company released 299,999 shares of Class A common stock and $10 in cash in lieu of fractional shares to former Onyx shareholders pursuant to the Business Combination Agreement.

As of June 30, 2021, the Company had 33,173,456 shares of Class A common stock outstanding and had reserved 7,698,178 shares of Class A common stock for issuance as follows:

a)	Indemnification reserve: Upon the expiration of the indemnification period of two years from the closing of the Business Combination as described in the Business Combination Agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 shares of Class A common stock to former Onyx shareholders.

b)	Equity Plans reserve: 4,904,596 shares of Class A common stock reserved for future issuance under the PARTS iD, Inc. 2020 Equity Incentive Plan, of which 2,968,881 shares of Class A Common Stock were subject to outstanding awards, and 2,043,582 shares of Class A common stock reserved for future issuance under the PARTS iD, Inc. 2020 Employee Stock Purchase Plan.

Further, pursuant to the Business Combination Agreement, the Sponsor has a right to 1,502,129 shares of Class A common stock should its price exceed $15.00 per share for any thirty-day trading period during the 730 calendar days after the closing of the Business Combination.

Note 6 – Commitments and Contingencies

As of June 30, 2021, there were no material changes to the Company’s legal matters and other contingencies disclosed in our 2020 Form 10-K, except for the following.

Seoul Semiconductor Co. LTD et. al. v. Onyx Enterprises Int’l Corp

On May 15, 2020, the Company was sued for patent infringement by Seoul Semiconductor Company (“Seoul Semiconductors”), a designer of LED component packages and the manufacturing processes necessary to produce LED packages. The Civil Action is captioned as Seoul Semiconductor Co., LTD. and Seoul Viosys Co., LTD v. Onyx Enterprises Int’l Corp, Civil Action Number 2:20-cv-05955 and was heard in the United States District Court for the District of New Jersey. The Company did not have knowledge of these patents, nor does it manufacturer LEDs. Rather, the Company sources lighting products for sale on its platforms through third party manufacturers. Seoul Semiconductors sought a royalty for past sales and an agreement to source future LED components from one of its approved component manufacturers. On April 29, 2021, the Company and Seoul Semiconductors entered into a Settlement and Patent License Agreement, pursuant to which the Company paid a cash settlement to Seoul Semiconductors, and which contained a mutual release of certain claims each party may have had against the other as well as certain licensing terms. The final disposition of this matter did not have a material adverse effect on the Company’s balance sheets or results of operations.

Stockholder Litigation and Business Combination Litigation

With respect to the Stockholder Litigation (as defined and described in Note 6 of the “Notes to Consolidated Financial Statements” included in our 2020 Form 10-K, on March 4, 2021, the Founder Stockholders (as defined in such Note 6) filed a motion to preserve various causes of action related to the Business Combination and the claims for indemnification. That motion was denied without prejudice on June 22, 2021. On June 18, 2021, the Founder Stockholders filed a “Supplemental Complaint” in the Stockholder Litigation related to the indemnification claims. The clerk of the court dismissed their Supplemental Complaint because the court did not grant leave to file a supplemental complaint. The Founder Stockholders filed a motion objecting to the order denying their motion to preserve claims for future litigation and have asked the Special Master to opine on the Supplemental Complaint and to preserve those claims.

Note 7 — Stock-Based Compensation

During the three and six months ended June 30, 2021, selling, general and administrative expenses included $1,292,604 and $1,321,428 of stock-based compensation expense, respectively.

During the three and six months ended June 30, 2021, the Company capitalized $417,182 of stock-based compensation expense, associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the PARTS iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”).  There are 4,904,596 shares of Class A common stock available for issuance under the 2020 EIP. The 2020 EIP became effective immediately upon the closing of the Business Combination.

The 2020 EIP provides for the grant of stock options, including incentive stock options, non-qualified stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards (collectively “awards”). The awards may be granted to employees and consultants of the Company’s affiliates and subsidiaries.

Beginning in January 2021, the Company has granted both restricted stock units (“RSUs”) and restricted performance-based stock units (“PSUs”) as described below.

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended June 30, 2021:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Balance at January 1, 2021	-	$-
Granted	2,346,381	$6.54
Balance at June 30, 2021	2,346,381	$6.54

The Company has granted RSUs that vest over a specified period, generally up to three years from the date of grant. Of the 2,346,381 RSUs granted during the six months ended June 30, 2021, 106,806 RSUs were granted to directors, of which 49,994 will vest on November 20, 2021 and the balance of 56,812 will vest on the earlier of June 8, 2022 or the date of the 2022 annual meeting of stockholders. The remaining 2,239,575 RSUs granted during the six months ended June 30, 2021 were to various employees and consultants and will vest in equal installments on November 20, 2021, 2022 and 2023. The Company recognized $1,438,344 and $1,467,168 of stock-based compensation expense associated with RSUs for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, approximately $13.9 million of unamortized stock-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 2.3 years.

Performance Based Restricted Stock Units

The following table summarizes the activity related to PSUs during the six months ended June 30, 2021:

PSU Type	Balance of PSUs at January 01, 2021	Units Granted	Weighted Average grant date fair value	Balance of PSUs at June 30, 2021
PSUs subject to Net Revenue	-	498,000	$8.02	498,000
PSUs subject to Cash Flow	-	124,500	$6.04	124,500
Total	-	622,500		622,500

During the six months ended June 30, 2021, the Company granted 622,500 PSUs to several employees and consultants that contain both service and performance-based vesting conditions. The PSUs will vest in March 2024 based upon the level of achievement of several Company-specific operational performance milestones for the three years ended December 31, 2023, as determined by the Compensation Committee of the Company.

Of the 622,500 PSUs granted, 80%, or 498,000 PSUs, include net revenue performance-based vesting conditions that were established at the grant date. The remaining 20%, or 124,500 PSUs, granted are subject to cash flow performance-based vesting conditions, of which certain thresholds had not been established as of June 30, 2021. As a result, the service inception date of these remaining PSUs precedes the grant date associated with these PSUs and the recognition of compensation expense is based upon the fair value of these PSUs at June 30, 2021. See “Stock Compensation Policy” in Note 2 for more information.

During the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense associated with PSUs of $271,442 and $271,442, respectively. As of June 30, 2021, approximately $4.5 million of unamortized stock-based compensation expense was associated with outstanding PSUs, which is expected to be recognized over a weighted average period of 2.5 years.

Note 8 – Income Taxes

For the three months ended June 30, 2021 and 2020, the effective income tax rates were 22.60% and 25.20%, respectively; and for the six months ended June 30, 2021 and 2020, the effective income tax rates were 542.94% and 25.28%, respectively.

The effective income tax rates differ from the federal statutory rate of 21% primarily due to the effect of state income taxes, share-based compensation and expenses not deductible for income tax purposes.

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

Overview

PARTS iD, Inc. is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. PARTS iD was originally founded in 2008 as Onyx Enterprises, Int’l, Corp. Our vision is to develop a leading technology platform purpose-built for purchasing complex parts and accessories for all vehicle types with a complete repository of fitment data, and to deliver an unrivaled parts and accessories shopping experience of extraordinary choice, competitive prices, and fast delivery.

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

Although the ongoing COVID-19 pandemic has caused an economic downturn on a global scale, disrupted global supply chains, and created significant uncertainty, volatility, and disruption across economies, it has also led to an increased adoption of online shopping by consumers, which has had a positive effect on the Company’s revenue. Despite increases in order cancellations and delivery times, the Company has largely been successful in managing its supply chain to date.

We have made significant investments to provide an enhanced experience to our diverse base of “do-it-yourself” (“DIY”), “do-it-for-me” (“DIFM”) and PRO (mechanics) customers. As of June 30, 2021, we had over 1,000 active product vendors with their many shipping locations across the nation. This distributed, inventory-light fulfillment model allowed us to offer customers over 17 million SKUs on the platform as of June 30, 2021. Furthermore, our proprietary fulfillment algorithm determines and selects the most optimal fulfillment location based on inventory availability and proximity to the customer, thereby providing faster delivery speed and decreasing the total cost to the customer. We continue to focus on improving our product offerings in the catalog, specifically for new verticals, original equipment (“OE”) and repair parts business.

Despite a decrease in traffic in the three and six months ended June 30, 2021 as compared to the same prior year periods, we experienced better conversions and higher average order values, which contributed to an increase of 5.6% and 28.8% in the total value of orders received in the three and six months ended June 30, 2021, respectively, over the same prior year periods. By category of accessories and parts, the primary drivers of the increases in the total value of orders received were increases in Wheels and Tires by 20.3% and 47.4%, and in Repair parts by 17.3% and 28.9%, in the three and six months ended June 30, 2021, respectively.

We have also been focused on increasing our presence in the DIFM segment of the automotive aftermarket industry, including growing related partnerships, and we chose to invest in a tire installation network as our first step. Using our purpose-built data architecture and differentiated technology, consumers can visit CARiD.com, research and choose from a wide variety of tires, and in the same transaction select a tire installation center near them and schedule an appointment. Through partnerships with tire installation businesses, we had 2,117 active tire installation locations nationwide as of June 30, 2021. We recently made a technical enhancement in the process of adding new locations, and management now expects steady growth in the number of installation locations in the near future. The tire installation network initiative is one of many programs we are working on to advance CARiD.com’s position as a one-stop shop and seamless solution for all car enthusiast needs.

Management continues to focus on several other efforts to drive growth, including product cultivation, vendor optimization, distribution network expansion and marketing diversification.

Effects of the COVID-19 Pandemic

The global spread of COVID-19 and related measures to contain its spread (such as government-mandated business closures and shelter-in-place guidelines) have created significant volatility, uncertainty and economic disruption. Recently, the extent and severity of the pandemic and such containment measures have abated somewhat due to the general public’s utilization of COVID-19 vaccines. However, public concern over COVID-19 remains, and related containment measures may increase in the future, especially due to the recent spread of COVID-19 variants.

Although the COVID-19 pandemic and related measures to contain its spread have not adversely affected the Company’s results of operations to date, they have adversely affected certain components of the Company’s business, including by increasing cancellations (which can result in an increase in advertisement costs), shipping times and costs and inefficiencies in sourcing products. In future periods, the pandemic might cause shipping difficulties, including slowed deliveries to customers; the potential for increased cancellations by customers; and the ability of consumers to pay for products. Although consumer demand for and the inventory of the Company’s products have remained stable, in future periods the COVID-19 pandemic could have an adverse impact on the Company through reduced consumer demand for or inventory of its products. If there is a prolonged impact of COVID-19, it could adversely affect the Company’s business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase the Company’s borrowing costs, if any, and other costs of capital and otherwise adversely affect its business, results of operations, financial condition and liquidity, and the Company cannot assure that it will have access to external financing at times and on terms it considers acceptable, or at all, or that it will not experience other liquidity issues going forward. For more information on the risks the COVID-19 pandemic poses to the business, see Item 1A. “Risk Factors” in our 2020 Form 10-K.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following:

Traffic and Engagement Metrics

For the three months ended June 30,

	2021	2020	Change	% Change
Number of Users	31,984,337	39,014,126	(7,029,789)	(18.02)%
Number of Sessions	59,523,329	76,376,487	(16,853,158)	(22.07)%
Bounce Rate	13.45%	14.57%	(1.12)%	(7.70)%
Number of Pageviews	255,491,738	323,963,567	(68,471,829)	(21.14)%
Pages/Session	4.29	4.24	0.05	1.19%
Average Session Duration	0:03:25	0:03:31	(0:00:06)	(2.84)%

For the six months ended June 30,

	2021	2020	Change	% Change
Number of Users	64,637,688	69,834,009	(5,196,321)	(7.44)%
Number of Sessions	124,272,640	136,942,111	(12,669,471)	(9.25)%
Bounce Rate	13.73%	14.77%	(1.03)%	(7.01)%
Number of Pageviews	541,368,091	579,584,869	(38,216,778)	(6.59)%
Pages/Session	4.36	4.23	0.13	2.93%
Average Session Duration	0:03:26	0:03:29	(0:00:03)	(1.44)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Three months ended June 30,				Change
	2021	% of Rev.	2020	% of Rev.	Amount	%
Revenue, net	$130,409,332		$113,853,524		$16,555,808	14.5%
Cost of goods sold	104,270,051	80.0%	89,655,601	78.7%	14,614,450	16.3%
Gross profit	26,139,281	20.0%	24,197,923	21.3%	1,941,358	8.0%
Gross Margin	20.0%		21.3%
Operating expenses
Advertising	10,907,319	8.4%	9,296,637	8.2%	1,610,682	17.3%
Selling, general & administrative	12,603,017	9.7%	10,076,998	8.9%	2,526,019	25.1%
Depreciation	1,819,581	1.4%	1,783,415	1.6%	36,166	2.0%
Total operating expenses	25,329,917	19.4%	21,157,050	18.6%	4,172,867	19.7%
Income from operations	809,364	0.6%	3,040,873	2.7%	(2,231,509)	(11.7)%
Interest expense	395	0.0%	1,038	0.0%	(643)	(61.9)%
Income before income tax	808,969	0.6%	3,039,835	2.7%	(2,230,866)	(73.4)%
Income tax expense	182,857	0.1%	766,120	0.7%	(583,263)	(76.1)%
Net income	$626,112	0.5%	$2,273,715	2.0%	$(1,647,603)	(72.5)%

	Six months ended June 30,				Change
	2021	% of Rev.	2020	% of Rev.	Amount	%
Revenue, net	$239,482,960		$184,579,489		$54,903,471	29.7%
Cost of goods sold	190,510,070	79.6%	145,212,766	78.7%	45,297,304	31.2%
Gross profit	48,972,890	20.4%	39,366,723	21.3%	9,606,167	24.4%
Gross Margin	20.4%		21.3%
Operating expenses
Advertising	21,406,705	8.9%	15,390,787	8.3%	6,015,918	39.1%
Selling, general & administrative	23,961,724	10.0%	18,748,252	10.2%	5,213,472	27.8%
Depreciation	3,593,354	1.5%	3,308,098	1.8%	285,256	8.6%
Total operating expenses	48,961,783	20.4%	37,447,137	20.3%	11,514,646	30.7%
Income from operations	11,107	0.0%	1,919,586	1.0%	(1,908,479)	(6.3)%
Interest expense	6,885	0.0%	6,821	0.0%	64	0.9%
Income before income tax	4,222	0.0%	1,912,765	1.0%	(1,908,543)	(99.8)%
Income tax expense	22,923	0.0%	483,620	0.3%	(460,697)	(95.3)%
Net income (loss)	$(18,701)	0.0%	$1,429,145	0.8%	$(1,447,846)	(101.3)%

Revenue

Revenue increased $16.6 million, or 14.5%, for the three months ended June 30, 2021 and $54.9 million, or 29.7%, for the six months ended June 30, 2021, compared to the same prior year periods. These increases were primarily attributable to increases in conversion rates by 9.2% and 19.9% for the three and six months ended June 30, 2021, respectively, and in average order values by 20.0% and 16.4% for the three and six months ended June 30, 2021, respectively, partially offset by a decrease in traffic in both periods. The increases in conversion rates were primarily attributable to product growth in new verticals, search engine bidding automation and optimization, and increased e-commerce adoption. The increases in average order values were primarily attributable to increases in average numbers of items per order and changes in the mix of categories of items sold in the relevant periods.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three and six months ended June 30, 2021, cost of goods sold increased by $14.6 million, or 16.3%, and $45.3 million, or 31.2%, respectively, compared to the three and six months ended June 30, 2020. These increases in cost of goods sold were primarily driven by increases in the number of orders or the products sold as well as increases in shipping costs.

For the three and six months ended June 30, 2021, cost of goods sold was 80.0% and 79.6% of revenue, respectively, compared to 78.7% of revenue in each of the three and six months ended June 30, 2020. The 1.3% and 0.9% increases in cost of goods sold as a percentage of revenue, respectively, were primarily attributable to increases in shipping costs and pricing and promotional tests in some categories. Management expects that these shipping cost pressures will ease as our supply chain becomes more efficient, which management expects will be the case if the current abatement of the COVID-19 pandemic and related containment measures continue.

Gross Profit and Gross Margin

Gross profit increased $1.9 million or 8.0%, and $9.6 million or 24.4%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. These increases were primarily attributable to the 14.5% and 29.7% increases in revenue in the three and six months ended June 30, 2021, respectively, partially offset by increased shipping costs and pricing and promotional tests.

Gross margin of 20.0% and 20.4% in the three and six months ended June 30, 2021, respectively, was lower than the gross margin of 21.3% in each of the three and six months ended June 30, 2020, primarily attributable to increases in shipping costs and pricing and promotional tests designed to maximize revenue and gross profit.

Operating Expenses

Advertising expenses increased $1.6 million or 17.3%, and $6.0 million or 39.1%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. These increases in advertising costs were primarily attributable to (i) an increase in cost-per-click, (ii) a change in the mix of advertising channels used, and (iii) testing of new advertising campaigns and content development. Management believes investment in advertisement is one of the key drivers of revenue and its efficiency is measured by management in terms of revenue per advertisement dollar spent.

Selling, general and administrative (“SG&A”) expenses increased $2.5 million, or 25.1%, and $5.2 million, or 27.8%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. These increases were primarily attributable to an increase of (i) $1.3 million and $1.3 million, respectively, of non-cash share-based expenses, (ii) $1.1 million and $2.2 million, respectively, of public company operating expenses, and (iii) $0.2 million and $1.3 million, respectively, in merchant services provider processing fees in line with the increase in revenue.

Depreciation expenses increased $0.04 million, or 2.0%, and $0.3 million, or 8.6%, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Interest Expense

Interest expense decreased by $643, or 61.9%, and increased by $64, or 0.9%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020.

Income Tax Expense

Income tax expenses decreased by $0.6 million, or 76.1%, and $0.5 million, or 95.3%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, the effective income tax rate was 22.6% and 542.94%, respectively, compared to 25.2% and 25.28% for the three and six months ended June 30, 2020, respectively. The changes in rate were primarily attributable to changes in state taxes and expenses not deductible for income tax purposes.

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

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA
Net income (loss)	$626,112	$2,273,715	$(18,701)	$1,429,145
Interest expense	395	1,038	6,885	6,821
Income tax expense (benefit)	182,857	766,120	22,923	483,620
Depreciation	1,819,581	1,783,415	3,593,354	3,308,098
EBITDA	2,628,945	4,824,288	3,604,461	5,227,684
Stock compensation expenses included in Statement of operations	1,292,604	-	1,321,428	-
Founder’s compensation(1)	-	570,818	-	782,705
Legal & settlement expenses (gains) (2)	239,761	(79,495)	483,186	(49,237)
Other items(3)	-	177,181	-	215,162
Adjusted EBITDA Total	$4,161,310	$5,492,792	$5,409,075	$6,176,314
% of revenue	3.2%	4.8%	2.3%	3.3%

(1)	Represents the excess compensation paid to one of the founders of Onyx over the amount management believes would have been the compensation of an independent professional CEO for the applicable reporting periods.
(2)	Represents legal and settlement expenses and gains related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency and significance to our operating results.
(3)	Includes write-offs of advances and certain fraud loss claims from earlier years that we determined were uncollectible.

Net income decreased by $1.6 million and $1.4 million for the three and six months ended June 30, 2021, respectively, as compared to the same prior year periods. The decreases in net income were primarily driven by incremental public company costs of $1,076,913 and $2,247,450 for those periods, respectively, increases in non-cash stock compensation, and increases in advertisement costs, as discussed above. The year-over-year decreases in Adjusted EBITDA for the three and six months ended June 30, 2021 were attributable to these decreases in net income, partially offset by founders compensation and other items during the 2020 periods not recurring in the 2021 periods, as noted in the reconciliation table above.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

	Six months ended June 30,
	2021	2020
Net cash provided by operating activities	$9,050,923	$35,791,455
Purchase of property and equipment	(283,786)	(9,344)
Website and software development costs	(3,611,451)	(3,443,447)
Free cash flow	$5,155,686	$32,338,664

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand of $27.3 million as of June 30, 2021, cash generated from operations and changes in operating assets and liabilities. We believe our current resources will be sufficient to fund our cash needs for current operations for at least the next 12 months. Our primary uses of cash are for investment in website and software development.

The following table summarizes the key cash flow metrics from our statements of cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020
Net cash provided by operating activities	$9,050,923	$35,791,455
Net cash used in investing activities	(3,895,237)	(3,452,791)
Net cash used in financing activities	(10,473)	(261,043)
Net change in cash	$5,145,213	$32,077,621

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

Net cash provided by operating activities in the six months ended June 30, 2021 was $9.1 million, resulting from a net loss of $18,701 and cash provided by a change in (a) operating assets and liabilities of $4.2 million, which in turn was primarily driven by increases in accounts payable and customer deposits, (b) depreciation expense of $3.6 million, and (c) non-cash share based compensation expense of $1.3 million.

Net cash provided by operating activities in the six months ended June 30, 2020 was $35.8 million, resulting from net income of $1.4 million and cash provided by a change in (a) operating assets and liabilities of $30.6 million, which in turn was primarily driven by increases in accounts payable and customer deposits, (b) depreciation expense of $3.3 million, and (c) non-cash deferred income tax expense of $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.9 million for the six months ended June 30, 2021, consisting of website and software development costs and purchases of property and equipment. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Net cash used in investing activities was $3.5 million for the six months ended June 30, 2020, consisting primarily of website and software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 was $10,473, compared to $261,043 in the six months ended June 30, 2020. The decrease was primarily related to cessation of payments of preferred stock dividends.

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

Revenue Recognition

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of June 30, 2021 and December 31, 2020 were $19.5 million and $16.2 million, respectively, which are reflected as customer deposits on our balance sheets.

The outstanding days from the order date of our unshipped and undelivered orders based on our actual determination were, on average, 13.0 days as of June 30, 2021, and 12.7 days as of December 31, 2020.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Our estimated net allowances for sales returns at June 30, 2021 and 2020 were $800,215 and $712,744 respectively.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three months and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,125,970	$554,753	$1,062,077	$495,697
Adjustment	(325,755)	157,991	(261,862)	217,047
Balance at Closing of period	$800,215	$712,744	$800,215	$712,744

Website and Software Development

We capitalize certain costs associated with website and software (technology platform including the catalog) developed for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to our internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and makes judgments as to ultimate realization. The amount of capitalized software costs for the six months ended June 30, 2021 and 2020 were as follows:

Six months ended June 30,	Capitalized Software
2021 (Includes non-cash share-based compensation capitalized $417,182)	$4,028,633
2020	$3,443,447

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are routinely involved in a number of legal actions, proceedings, litigation and other disputes arising in the ordinary course of our business. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding legal matters and proceedings, which is incorporated herein by reference, as well as the information below.

Lexidine LLC v. Onyx Enterprises Int’l Corp

On January 20, 2021, Lexidine, LLC filed a patent infringement suit against the Company in the United States District Court for the District of New Jersey. The case is based upon United States Patent No. 7,609,961 and is directed toward certain OEM Fit 3rd Brake Light Cameras offered for sale by third party brands on the Company’s eCommerce platform. It is captioned as Lexidine LLC v. Onyx Enterprises Int’l Corp, d/b/a www.carid.com, Case No. 3:21-cv-00946. Lexidine is seeking monetary relief for the sale of allegedly infringing products as well as injunctive relief. This matter was administratively terminated by the United States District Court for the District of New Jersey on July 27, 2021.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2020 Form 10-K, except as disclosed below.

The SEC issued guidance on the application of warrant accounting guidance which might require that our warrants be accounted for as liabilities rather than as equity and might result in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Until the closing of the Business Combination on November 20, 2020, we had outstanding warrants that were accounted for as equity on our balance sheets. We are in the process of discussing and evaluating with our independent auditors whether our warrants should have been presented as liabilities on our previously issued financial statements.

If we conclude that our previously-outstanding warrants should have been classified as derivative liabilities measured at fair value on our balance sheets, we may be required to restate our previously issued financial statements. This could result in additional costs, diversion of management resources, a determination that our internal control over financial reporting or our disclosure controls and procedures are or were not effective, potential loss of investor confidence, and a decline in the market value of our common stock.

In addition to a potential restatement, there might be further inquiries from the SEC or the NYSE American regarding our financial statements, if restated, or matters relating thereto. Any potential future inquiries from the SEC or the NYSE American as a result of the potential restatement of our historical financial statements, would, regardless of the outcome, likely consume a significant amount of our resources in addition to any resources consumed in connection with the potential restatement itself.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Upon finalizing the calculation of the aggregate purchase price with respect to the Business Combination, on April 8, 2021, the Company released 299,999 shares of Class A common stock and $10 in cash in lieu of fractional shares to former Onyx shareholders pursuant to the Business Combination Agreement. These securities were issued under Section 4(a)(2) and Rule 506 of the Securities Act in a transaction not involving a public offering.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2021, the Company did not repurchase any of its securities.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Employment Agreement, amended and restated on July 19 2021, between PARTS iD, LLC and Ajay Roy.

10.2*	Employment Agreement, amended and restated on July 12, 2021, between PARTS iD, LLC and Antonino Ciappina.

10.3*	Employment Agreement, amended and restated on July 13, 2021, between PARTS iD, LLC and Kailas Agrawal.

10.4*	PARTS iD 2020 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

August 9, 2021	By:	/s/ Antonino Ciappina
Antonino Ciappina
Chief Executive Officer

August 9, 2021	By:	/s/ Kailas Agrawal
Kailas Agrawal
Chief Financial Officer