Form 10-Q
period 2021-09-30
PARTS iD, Inc.
filed 2021-11-09
CIK 1698113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,173,456 shares of Class A common stock, $0.001 par value per share, outstanding on November 3, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic, which has had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	competition and our ability to counter competition, including changes to the algorithms of Google and other search engines;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	disruptions in the supply chain;

●	difficulties in managing our international business operations, particularly in the Ukraine, including with respect to enforcing the terms of our agreements with our contractors and managing increasing costs of operations;

●	changes in our strategy, future operations, financial position, estimated revenue and losses, product pricing, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities and initiatives, including the market acceptance of our planned products and services;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to maintain and enforce intellectual property rights and to maintain technology leadership;

●	our future capital requirements, our ability to raise capital and utilize sources of cash;

●	our ability to obtain funding for our operations;

●	changes in applicable laws or regulations;

●	the effects of current and future U.S. and foreign trade policy and tariff actions;

●	disruptions in the marketplace for online purchases of aftermarket auto parts;

●	costs related to operating as a public company; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

ii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$23,512,308	$22,202,706
Accounts receivable	2,506,877	2,236,127
Inventory	6,381,062	4,856,265
Prepaid expenses and other current assets	5,576,087	5,811,332
Total current assets	37,976,334	35,106,430

Property and equipment, net	13,025,327	11,470,360
Intangible assets	237,752	237,752
Deferred tax assets	2,013,361	1,099,800
Other assets	267,707	267,707
Total assets	$53,520,481	$48,182,049

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$36,756,757	$35,631,913
Customer deposits	17,953,645	16,185,648
Accrued expenses	6,333,933	5,468,570
Other current liabilities	3,903,263	3,592,782
Notes payable, current portion	3,750	19,706
Total liabilities	64,951,348	60,898,619

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share; 10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized; 33,173,456 and 32,873,457 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,317	3,287
Additional paid in capital	4,641,896	-
Accumulated deficit	(16,076,080)	(12,719,857)
Total shareholders’ deficit	(11,430,867)	(12,716,570)

Total liabilities and shareholder’s deficit	$53,520,481	$48,182,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

	Three months ended September 30,		Nine months ended September 30,
	2021 (Unaudited)	2020 (Unaudited)	2021 (Unaudited)	2020 (Unaudited)

Net revenue	$102,595,793	$123,171,974	$342,078,753	$307,751,463
Cost of goods sold	82,316,633	95,716,087	272,826,703	240,928,853

Gross profit	20,279,160	27,455,887	69,252,050	66,822,610

Operating expenses:
Advertising	9,730,026	9,624,007	31,136,731	25,014,794
Selling, general and administrative	12,906,797	10,134,882	36,868,521	28,883,134
Depreciation	1,887,641	1,726,574	5,480,995	5,034,672
Total operating expenses	24,524,464	21,485,463	73,486,247	58,932,600
(Loss) income from operations	(4,245,304)	5,970,424	(4,234,197)	7,890,010

Interest expense	229	863	7,114	7,684
(Loss) income before income taxes	(4,245,533)	5,969,561	(4,241,311)	7,882,326
Income tax expense (benefit)	(908,011)	1,175,607	(885,088)	1,659,227
Net (loss) income	$(3,337,522)	$4,793,954	$(3,356,223)	$6,223,099

Net (loss) income	$(3,337,522)	$4,793,954	$(3,356,223)	$6,223,099
Less: Preferred stocks dividends	-	125,000	-	375,000
(Loss) income available to common shareholders	$(3,337,522)	$4,668,954	$(3,356,223)	$5,848,099
(Loss) income per common share
(Loss) income per share (basic and diluted)	$(0.10)	$0.19	$(0.10)	$0.23
Weighted average number of shares (basic and diluted)	33,173,456	24,950,958	33,060,270	24,950,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

For the three months ended September 30, 2021 and 2020

	Class A Common Stock		Additional Paid In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital	Amount	Deficit
Balance at July 1, 2020	24,950,958	$2,495	$4,998,505	$(12,829,025)	$(7,828,025)
Preferred stock dividend	-	-	-	(125,000)	(125,000)
Net income	-	-	-	4,793,954	4,793,954
Balance at September 30, 2020	24,950,958	$2,495	$4,998,505	$(8,160,071)	$(3,159,071)

Balance at July 1, 2021	33,173,456	$3,317	$1,738,580	$(12,738,558)	$(10,996,661)
Share based compensation	-	-	2,903,316	-	2,903,316
Net loss	-	-	-	(3,337,522)	(3,337,522)
Balance at September 30, 2021	33,173,456	$3,317	$4,641,896	$(16,076,080)	$(11,430,867)

For the nine months ended September 30, 2021 and 2020

	Class A Common Stock		Additional Paid In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital	Amount	Deficit
Balance at January 1, 2020	24,950,958	$2,495	$4,998,505	$(14,008,170)	$(9,007,170)
Preferred stock dividend	-	-	-	(375,000)	(375,000)
Net income	-	-	-	6,223,099	6,223,099
Balance at September 30, 2020	24,950,958	$2,495	$4,998,505	$(8,160,071)	$(3,159,071)

Balance at January 1, 2021	32,873,457	$3,287	$-	$(12,719,857)	$(12,716,570)
Issue of shares on release of working capital reserve	299,999	30	(30)	-	-
Share based compensation	-	-	4,641,926	-	4,641,926
Net loss	-	-	-	(3,356,223)	(3,356,223)
Balance at September 30, 2021	33,173,456	$3,317	$4,641,896	$(16,076,080)	$(11,430,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020 (Unaudited)

	Nine months ended September 30,
	2021 (Unaudited)	2020 (Unaudited)

Cash Flows from Operating Activities:
Net ( loss) income	$(3,356,223)	$6,223,099
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,480,995	5,034,672
Deferred income tax	(913,561)	1,359,964
Share based compensation expensed	3,303,145	-
Changes in operating assets and liabilities:
Accounts receivable	(270,750)	(1,690,002)
Inventory	(1,524,797)	(1,271,495)
Prepaid expenses and other current assets	235,245	(141,378)
Accounts payable	1,124,844	13,182,228
Customer deposits	1,767,997	5,315,673
Accrued expenses	865,363	(40,065)
Other current liabilities	310,481	906,605
Net cash provided by operating activities	7,022,739	28,879,301

Cash Flows from Investing Activities:
Purchase of property and equipment	(306,165)	(17,700)
Purchase of intangible assets	-	(7,769)
Website and software development costs	(5,391,016)	(5,146,408)
Net cash used in investing activities	(5,697,181)	(5,171,877)

Cash Flows from Financing Activities:
Principal paid on notes payable	(15,956)	(15,892)
Payments of preferred stock dividends	-	(375,000)
Net cash used in financing activities	(15,956)	(390,892)

Net change in cash	1,309,602	23,316,532
Cash, beginning of year	22,202,706	13,618,835
Cash, end of year	$23,512,308	$36,935,367

Supplemental disclosure of cash flows information:
Cash paid for interest	$7,114	$7,684
Cash paid for income taxes	$4,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARTS iD, Inc.

Notes to Unaudited Consolidated and Condensed Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we” or “us”), is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. PARTS iD has a product portfolio comprising more than 17.5 million SKUs, an end-to-end digital commerce platform for both digital commerce and fulfillment, and a virtual shipping network comprising over 2,500 locations, over 5,000 active brands, and machine-learning algorithms for complex fitment industries such as vehicle parts and accessories. Management believes that the Company is a market leader and proven brand-builder, fueled by its commitment to delivering an engaging shopping experience; comprehensive, accurate and varied product offerings; and continued digital commerce innovation.

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

Note 3 – Property and equipment

Property and equipment consisted of the following as of:

	September 30, 2021	December 31, 2020
Website and software development	$40,624,004	$33,894,207
Furniture and fixtures	850,511	843,575
Computers and electronics	978,480	696,684
Vehicles	430,162	430,162
Leasehold improvements	237,190	219,757
Video and equipment	176,903	176,903
Total - Gross	43,297,250	36,261,288
Less: accumulated depreciation	(30,271,923)	(24,790,928)
Total - Net	$13,025,327	$11,470,360

Property and equipment included the following amounts for assets recorded under capital leases.

	September 30, 2021	December 31, 2020
Gross value at cost	$303,230	$303,230
Less: accumulated depreciation	(277,915)	(269,382)
Net	$25,315	$33,848

Depreciation of property and equipment for the three months ended September 30, 2021 and 2020 amounted to $1,887,641 and $1,726,574, respectively. and for nine months ended September 30, 2021 and 2020 amounted to $5,480,995 and $5,034,672, respectively.

Note 4 – Borrowings

Equipment Leases

As of September 30, 2021 and December 31, 2020, the Company’s borrowings consisted of equipment leases at an interest rate of 12.35% per annum. The principal and interest payments extend through November 30, 2021.

Future minimum lease payments under non-cancelable capital leases during the fourth quarter of 2021, are as follows:

2021	$3,808
Less: Interest expenses	(58)
Total	$3,750

Note 5 – Shareholders’ Deficit

Preferred Stock

As of September 30, 2021, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”), and as of that date, no shares of Preferred Stock were issued or outstanding.

Common Stock

Upon finalizing the calculation of the aggregate purchase price with respect to the Business Combination in April 2021, the Company released 299,999 shares of Class A common stock and $10 in cash in lieu of fractional shares to former Onyx shareholders pursuant to the Business Combination Agreement.

As of September 30, 2021, the Company had 33,173,456 shares of Class A common stock outstanding and had reserved 7,698,178 shares of Class A common stock for issuance as follows:

a)	Indemnification reserve: Upon the expiration of the indemnification period of two years from the closing of the Business Combination as described in the Business Combination Agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 shares to former Onyx shareholders.

b)	Equity Plans reserve: 4,904,596 shares reserved for future issuance under the PARTS iD, Inc. 2020 Equity Incentive Plan and 2,043,582 shares reserved for future issuance under the PARTS iD, Inc. 2020 Employee Stock Purchase Plan.

Further, pursuant to the Business Combination Agreement, the Sponsor has a right to 1,502,129 shares of Class A common stock should its price exceed $15.00 per share for any thirty-day trading period during the 730 calendar days after the closing of the Business Combination.

Note 6 – Commitments and Contingencies

As of September 30, 2021, there were no material changes to the Company’s legal matters and other contingencies disclosed in the Note 6 of the “Notes to Consolidated Financial Statements” included in our 2020 Form 10-K, except for the following:

Stockholder Litigation and Business Combination Litigation

With respect to the Stockholder Litigation (as defined and described in Note 6 of the “Notes to Consolidated Financial Statements” included in our 2020 Form 10-K, on March 4, 2021, Stanislav Royzenshteyn and Roman Gerashenko (together, the “Founder Stockholders”) filed a motion to preserve various causes of action related to the Business Combination and the claims for indemnification. That motion was denied without prejudice on June 22, 2021.

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

Onyx Enterprises Canada Inc. and its principals filed a motion for summary judgment seeking dismissal of all of the claims brought by the Founder Stockholders, which motion was heard on February 19, 2021. On August 31, 2021, the court issued an order granting in part and denying in part the motion for summary judgment, by which order eight claims were dismissed and seven claims were preserved. Pursuant to the court’s opinion, all of the derivative claims brought by the plaintiffs against the Company were dismissed. The only remaining claim against the Company is the defendants’ claim for indemnification.

Note 7 – Stock-Based Compensation

During the three and nine months ended September 30, 2021, selling, general and administrative expenses included $1,981,717 and $3,303,145, respectively, of stock-based compensation expense.

During the three and nine months ended September 30, 2021, the Company capitalized $921,599 and $1,338,781, respectively, of stock-based compensation expense associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

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

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2021:

		Weighted
	Restricted	Average
	Share	Grant Date
	Units	Fair Value
Balance at January 1, 2021	-	$-
Granted	2,352,881	$6.54
Forfeited	(15,000)	$8.02
Balance at September 30, 2021	2,337,881	$6.54

The Company has granted RSUs that vest over a specified period, generally up to three years from the date of grant. RSUs granted include 106,806 RSUs granted to directors, of which 49,994 will vest on November 20, 2021 and the balance of 56,812 will vest on the earlier of June 8, 2022 or the date of the 2022 annual meeting of stockholders. The remaining RSUs granted during the nine months ended September 30, 2021 were to various employees, contractors and consultants and will vest, subject to the recipient’s continuity of employment or service with the Company, generally in equal installments over a period of three years.

The Company recognized $2,530,675 and $3,997,843 of stock-based compensation expense associated with RSUs for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, approximately $11.2 million of unamortized stock-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 2.1 years.

Performance Based Restricted Stock Units

The following table summarizes the activity related to PSUs during the nine months ended September 30, 2021:

PSU Type	Balance at January 1, 2021	Granted	Weighted Average grant date fair value	Forfeited	Balance at September 30, 2021
Net Revenue based	-	499,600	$8.02	8,000	491,600
Cash Flow based	-	124,900	$6.04	2,000	122,900
Total	-	624,500		10,000	614,500

During the nine months ended September 30, 2021, the Company granted 624,500 PSUs to several employees, contractors and consultants that contain both service and performance-based vesting conditions. The PSUs will vest in March 2024 based upon the level of achievement of several Company-specific operational performance milestones for the three years ended December 31, 2023, as determined by the Compensation Committee of the Company.

Of the 624,500 PSUs granted, 80%, or 499,600 PSUs, include net revenue performance-based vesting conditions that were established at the grant date. The remaining 20%, or 124,900 PSUs, granted are subject to cash flow performance-based vesting conditions, of which certain thresholds had not been established as of September 30, 2021. As a result, the service inception date of these remaining PSUs precedes the grant date associated with these PSUs and the recognition of compensation expense is based upon the fair value of these PSUs at September 30, 2021. See “Stock Compensation Policy” in Note 2 for more information.

During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense associated with PSUs of $372,641 and $644,083 respectively. As of September 30, 2021, approximately $3.9 million of unamortized stock-based compensation expense was associated with outstanding PSUs, which is expected to be recognized over a weighted average period of 2.3 years.

Note 8 – Income Taxes

For the three months ended September 30, 2021 and 2020, the effective income tax rates were 21.39% and 19.69%, respectively; and for the nine months ended September 30, 2021 and 2020, the effective income tax rates were 20.87% and 21.05%, respectively.

The effective income tax rates differ from the federal statutory rate of 21% primarily due to the effect of state income taxes, share-based compensation and expenses not deductible for income tax purposes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States. The CARES Act contains several tax provisions, including modifications to the net operating loss (“NOL”) and business interest limitations as well as a technical correction to the recovery period for qualified improvement property. The Company has evaluated these provisions in the CARES Act and does not expect a material impact to its tax provision, except for the 80% of taxable income limitation in the future on the utilization of the Company’s NOLs.

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

Overview

The success of the Company has inspired pursuit of our long-term strategy to scale into similar markets via our proprietary built, modular digital commerce technology platform. While our core focus continues to be automotive, in August 2018, we launched seven new verticals (including BOATiD.com, MOTORCYCLEiD.com, CAMPERiD.com and more) which demonstrates fungibility of our technology platform. These verticals address similar market challenges and focus on the enthusiasts’ needs through our seamless shopping experience using proprietary tools and techniques.

Although the ongoing COVID-19 pandemic has caused economic disruptions on a global scale, and created significant uncertainty, it increased the adoption of online shopping by consumers, which has had an overall positive effect on the Company’s revenue since the onset of the pandemic. Most recently, however, there was a decline in traffic in the third quarter due primarily to an increase in the average cost-per-click in the Company’s search advertising programs that adversely impacted marketing productivity. We also experienced increased order cancellations in the third quarter due to supply chain disruptions. These factors were partially offset by increases in the conversion rate and average order value, but revenue for the three months ended September 30, 2021, decreased compared to the same period in the prior year. Nonetheless, net revenue for the nine months ended September 30, 2021, revenue was up compared to the corresponding period in 2020.

COVID-19 and related containment measures have disrupted the supply chain, negatively affecting the Company and our industry. The recent spikes in the price of steel and other materials, workforce shortages and shipping and seaport delays have led to increases in the cost of goods sold and low in-stock rates with our key suppliers. Increasing supply chain challenges have led to increased order cancellations and shipping costs. Our real-time multi-sourced inventory model helped us mitigate some of the impact by sourcing certain products from secondary and tertiary sources during the third quarter of 2021, but this resulted in increased costs. We began to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness.

Management continues to focus on efforts to drive growth, including product cultivation, vendor optimization, distribution network expansion and marketing diversification, with a greater emphasis on the new verticals, original equipment (“OE”) and repair parts business. We also recently filled a number of key executive positions to support this growth, including hiring leaders for our key categories of Boating and Marine and RV/Camper.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following:

Traffic and Engagement Metrics

For the three months ended September 30,

	2021	2020	Change	% Change
Number of Users	32,978,118	41,499,193	(8,521,075)	(20.5)%
Number of Sessions	56,540,357	79,537,185	(22,996,828)	(28.9)%
Number of Pageviews	230,235,761	317,881,759	(87,645,998)	(27.6)%
Pages/Session	4.07	4.00	0.08	1.9%
Average Session Duration	00:03:11	00:03:21	(0:00:10)	(5.2)%

For the nine months ended September 30,

	2021	2020	Change	% Change
Number of Users	95,809,701	108,216,245	(12,406,544)	(11.5)%
Number of Sessions	180,812,997	216,479,296	(35,666,299)	(16.5)%
Number of Pageviews	771,603,852	897,466,628	(125,862,776)	(14.0)%
Pages/Session	4.27	4.15	0.12	2.9%
Average Session Duration	0:03:21	0:03:26	(0:00:05)	(2.1)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Three months ended September 30,				Change
	2021	% of Rev.	2020	% of Rev.	Amount	%
Revenue, net	$102,595,793		$123,171,974		$(20,576,181)	(16.7)%
Cost of goods sold	82,316,633	80.2%	95,716,087	77.7%	(13,399,454)	(14.0)%
Gross profit	20,279,160	19.8%	27,455,887	22.3%	(7,176,727)	(26.1)%
Gross margin	19.8%		22.3%
Operating expenses
Advertising	9,730,026	9.5%	9,624,007	7.8%	106,019	1.1%
Selling, general & administrative	12,906,797	12.6%	10,134,882	8.2%	2,771,915	27.4%
Depreciation	1,887,641	1.8%	1,726,574	1.4%	161,067	9.3%
Total operating expenses	24,524,464	23.9%	21,485,463	17.4%	3,039,001	14.1%
(Loss) income from operations	(4,245,304)	(4.1)%	5,970,424	4.8%	(10,215,728)	(171.1)%
Interest expense	229	0.0%	863	0.0%	(634)	(73.5)%
(Loss) income before income tax	(4,245,533)	(4.1)%	5,969,561	4.8%	(10,215,094)	(171.1)%
Income tax expense (benefit)	(908,011)	(0.9)%	1,175,607	1.0%	(2,083,618)	(177.2)%
Net (loss) income	$(3,337,522)	(3.3)%	$4,793,954	3.9%	$(8,131,476)	(169.6)%

	Nine months ended September 30,				Change
	2021	% of Rev.	2020	% of Rev.	Amount	%
Revenue, net	$342,078,753		$307,751,463		$34,327,290	11.2%
Cost of goods sold	272,826,703	79.8%	240,928,853	78.3%	31,897,850	13.2%
Gross profit	69,252,050	20.2%	66,822,610	21.7%	2,429,440	3.6%
Gross Margin	20.2%		21.7%
Operating expenses
Advertising	31,136,731	9.1%	25,014,794	8.1%	6,121,937	24.5%
Selling, general & administrative	36,868,521	10.8%	28,883,134	9.4%	7,985,387	27.6%
Depreciation	5,480,995	1.6%	5,034,672	1.6%	446,323	8.9%
Total operating expenses	73,486,247	21.5%	58,932,600	19.1%	14,553,647	24.7%
(Loss) income from operations	(4,234,197)	(1.2)%	7,890,010	2.6%	(12,124,207)	(153.7)%
Interest expense	7,114	0.0%	7,684	0.0%	(570)	(7.4)%
(Loss) income before income tax	(4,241,311)	(1.2)%	7,882,326	2.6%	(12,123,637)	(153.8)%
Income tax expense (benefit)	(885,088)	(0.3)%	1,659,227	0.5%	(2,544,315)	(153.3)%
Net (loss) income	$(3,356,223)	(1.0)%	$6,223,099	2.0%	$(9,579,322)	(153.9)%

Revenue

Revenue for the three months ended September 30, 2021 decreased by $20.6 million, or 16.7%, compared to the same prior year period, primarily attributable to lower traffic resulting from an increase in the average cost-per-click in search advertising programs that adversely impacted marketing productivity, as well as increased order cancellations due to supply chain disruptions. Compared to the same prior year period, traffic declined by 28.9% in the three-month period ended September 30, 2021, while the site conversion rate and average order value increased by 8.9% and 11.3% respectively.

For the nine months ended September 30, 2021, revenue increased by $34.3 million, or 11.2%, compared to the same prior year period. The revenue increase was primarily due to an increase in the number of orders, with increases in the site conversion rate and average order value of 16.1% and 12.9%, respectively, being partially offset by a decline in traffic of 16.5%, as well as increased order cancellations due to supply chain disruptions in the third quarter.

Supply chain disruptions related to COVID-19 also adversely impacted revenue in both periods, as cancellations of sales orders increased by 10.4% and 27.2% in three and nine month periods ended September 30, 2021, respectively, as compared to the same prior year periods.

The increase in site conversion rates in both periods was primarily attributable to search engine bidding automation and optimization, pricing initiatives, product cultivation, and continued e-commerce adoption. The increase in average order values in both periods was primarily attributable to increases in the average numbers of items per order and changes in the mix of categories of items sold in the relevant periods.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three months ended September 30, 2021, cost of goods sold decreased by $13.4 million, or 14.0%, compared to the same prior year period. This decrease in cost of goods sold was primarily driven by decreases in the number of orders or products sold and related shipping costs, partially offset by increases in product costs and shipping costs due to supply chain disruptions. In the nine months ended September 30, 2021, cost of goods sold increased by $31.9 million, or 13.2%, compared to the same prior year period. This increase in cost of goods sold was primarily driven by an increase in the number of orders or products sold, as well as increases in product costs and shipping costs due to supply chain disruptions.

For the three and nine months ended September 30, 2021, cost of goods sold was 80.2% and 79.8% of revenue, respectively, compared to 77.7% and 78.3% of revenue in the respective prior year periods. The 2.5% and 1.5% increases in cost of goods sold as a percentage of revenue were primarily attributable to ongoing supply chain disruptions associated with the COVID-19 pandemic. During these 2021 periods, we had to source some products from alternate vendors at higher price points, and had to balance the need to maintain price competitiveness as we began to pass a portion of the increased costs through to our customers. Management expects these cost pressures to materially ease only if and when the COVID-19 pandemic and related containment measures abate, which cannot be currently predicted with any certainty.

Gross Profit and Gross Margin

Gross profit decreased by $7.2 million, or 26.1%, for the three months ended September 30, 2021 compared to the same prior year period, primarily due to a 16.7% decrease in revenue and increases in product and shipping costs associated with supply chain disruptions. Gross profit increased by $2.4 million, or 3.6%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This change was primarily attributable to a 11.2% increase in revenue in the nine months ended September 30, 2021, partially offset by increases in product and shipping costs associated with supply chain disruptions.

Gross margins of 19.8% and 20.2% in the three and nine months ended September 30, 2021, respectively, were lower than gross margins of 22.3% and 21.7% for the three and nine months ended September 30, 2020, primarily attributable to increases in product and shipping costs associated with ongoing supply chain disruptions as discussed above.

Operating Expenses

Advertising expenses increased $0.1 million, or 1.1%, and $6.1 million, or 24.5%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. These increases in advertising costs were primarily attributable to increases in the average cost-per-click, a change in the mix of advertising channels used, testing new advertising campaigns and content development. Management believes investment in advertisement is one of the key drivers of revenue, and measures advertising efficiency in terms of revenue per advertisement dollar spent.

Decreases in overall available searches and increasing competition, coupled with additional campaigns being transitioned to automated bidding from manual bidding, led to higher costs-per-click in the three and nine months ended September 30, 2021 as compared to the same prior year periods.

The consequent higher advertising cost was partly offset by an increase in the site conversion rate and average order value in both periods. Management is taking steps to diversify advertising in new channels, such as paid social and customer retention programs, to drive growth.

Selling, general and administrative (“SG&A”) expenses increased $2.8 million, or 27.4%, and $8.0 million, or 27.6%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. These increases were primarily attributable to increases in non-cash share-based expenses ($2.0 million and $3.3 million, respectively), public company operating expenses ($1.1 million and $3.3 million, respectively), and, for the nine-month period, merchant services provider processing fees of $1.1 million.

Depreciation expenses increased $0.2 million, or 9.3%, and $0.4 million, or 8.9%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020.

Interest Expense

Interest expense decreased by $634, or 73.5%, and by $570, or 7.4%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020.

Income Tax Expense

Income tax benefit was $0.9 million for each of the three and nine months ended September 30, 2021, compared to income tax expense of $1.2 million and $1.7 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, the effective income tax rate was 21.4% and 20.9%, respectively, compared to 19.7% and 21.1% for the three and nine months ended September 30, 2020, respectively. The changes in rates were primarily attributable to changes in state taxes and expenses not deductible for income tax purposes.

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

To this end, we provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income (loss) plus (a) interest expense; (b) income tax provision (or less benefit); and (c) depreciation expense. Adjusted EBITDA consists of EBITDA plus costs, fees, expenses, write-offs and other items that do not impact the fundamentals of our operations, as described further below following the reconciliation of these metrics. Management believes these non-GAAP measures provide useful information to investors in their assessment of the performance of our business. The exclusion of certain expenses in calculating EBITDA and Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(3,337,522)	$4,793,954	$(3,356,223)	$6,223,099
Interest expense	229	863	7,114	7,684
Income tax expense (benefit)	(908,011)	1,175,607	(885,088)	1,659,227
Depreciation	1,887,641	1,726,574	5,480,995	5,034,672
EBITDA	(2,357,663)	7,696,998	1,246,798	12,924,682
Stock compensation expenses included in Statement of operations	1,981,717	-	3,303,145	-
Business combination transaction expenses(1)	-	282,618	-	282,618
Founder’s compensation(2)	-	14,987	-	797,692
Legal & settlement expenses (3)	238,293	152,899	721,480	103,662
Other items(4)	-	37,981	-	253,143
Adjusted EBITDA Total	$(137,653)	$8,185,483	$5,271,423	$14,361,797
% of revenue	(0.1)%	7.2%	1.5%	4.7%

(1)	Represents the expenses incurred solely related to the Business Combination that closed in November 2020. It primarily includes investment banker fees, legal fees, professional fees for accountants and SEC and Hart-Scott-Rodino filing fees.
(2)	Represents the excess compensation paid to one of the founders of Onyx over the amount management believes would have been the compensation of an independent professional CEO for the applicable reporting periods.
(3)	Represents legal and settlement expenses and gains related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency and significance to our operating results.
(4)	Includes write-offs of advances and certain fraud loss claims from earlier years that we determined were uncollectible.

Net income decreased by $8.1 million for the three months ended September 30, 2021, as compared to the same prior year period, primarily driven by incremental public company operating expenses of $1.1 million and an increase in non-cash stock compensation of $2.0 million, as well as a decrease in gross profit of $7.2 million. Net income decreased by $9.6 million for the nine months ended September 30, 2021, as compared to the same prior year period, primarily driven by an increase in advertising costs of $6.1 million, incremental public company operating expenses of $3.3 million, and an increase in non-cash stock compensation of $3.3 million. The year-over-year decreases in Adjusted EBITDA for the three and nine months ended September 30, 2021 as compared to the same prior year periods were attributable to these decreases in net income, partially offset by Business Combination transaction expenses, founders compensation and other items which did not recur in the 2021 periods.

Free Cash Flow

To provide investors with additional information regarding our financial results, we disclose free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less capital expenditures. Capital expenditures consist of purchases of property and equipment, purchases of intangible assets and website and software development costs. We have provided a reconciliation below of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.

Free cash flow is an important indicator of our liquidity as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others to aid in understanding and evaluating our operating results in the same manner as management.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

	Nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$7,022,739	$28,879,301
Purchase of property and equipment	(306,165)	(17,700)
Purchase of intangible assets	-	(7,769)
Website and software development costs	(5,391,016)	(5,146,408)
Free cash flow	$1,325,558	$23,707,424

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand of $23.5 million as of September 30, 2021, cash generated from operations and changes in operating assets and liabilities. We believe our current resources will be sufficient to fund our cash needs for current operations for at least the next 12 months. Our primary use of cash is for investment in website and software development.

The following table summarizes the key cash flow metrics from our statements of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$7,022,739	$28,879,301
Net cash used in investing activities	(5,697,181)	(5,171,877)
Net cash used in financing activities	(15,956)	(390,892)
Net change in cash	$1,309,602	$23,316,532

Cash Flows from Operating Activities

The net cash provided by operating activities consists of net income (loss), adjustments for certain non-cash items, including depreciation, and the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss). We have a negative working capital model where current liabilities exceed current assets. Any profitable growth in revenue results in incremental cash for the Company. We receive funds when customers place orders on the website, while accounts payable are paid over a period of time. Vendor terms range on average from one week to eight weeks.

Net cash provided by operating activities in the nine months ended September 30, 2021 was $7.0 million, comprised of a net loss of $3.4 million and cash provided by (i) a change in operating assets and liabilities of $2.5 million, primarily driven by increases in accounts payable and customer deposits, (ii) depreciation expense of $5.5 million, and (iii) non-cash share-based compensation expense of $3.3 million. These amounts were partially offset by a change in the non-cash deferred tax benefit of $0.9 million.

Net cash provided by operating activities in the nine months ended September 30, 2020 was $28.9 million, comprised of net income of $6.2 million, and cash provided by (i) changes in operating assets and liabilities of $16.3 million, primarily driven by increases in accounts payable and customer deposits, (ii) depreciation expense of $5.0 million, and (iii) a change in non-cash deferred income tax expense of $1.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2021, consisting of website and software development costs and purchases of property and equipment. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2020, consisting primarily of website and software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $15,956, compared to $390,892 in the nine months ended September 30, 2020. The decrease was primarily related to cessation of payments of preferred stock dividends.

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

Revenue Recognition

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of September 30, 2021 and December 31, 2020 were $18.0 million and $16.2 million, respectively, which are reflected as customer deposits on our balance sheets.

The outstanding days from the order date of our unshipped and undelivered orders were, on average, estimated at 13.0 days as of September 30, 2021, based on our actual determinations of 13.0 days as of June 30, 2021 and of 12.7 days as of December 31, 2020.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Our estimated net allowances for sales returns at September 30, 2021 and 2020 were $766,646 and $664,886, respectively.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three months and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$800,215	$712,744	$1,062,077	$495,697
Adjustment	(33,569)	(47,858)	(295,431)	169,189
Balance at Closing of period	$766,646	$664,886	$766,646	$664,886

Website and Software Development

We capitalize certain costs associated with website and software (technology platform including the catalog) developed for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to our internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and makes judgments as to ultimate realization. The amount of capitalized software costs for the nine months ended September 30, 2021 and 2020 were as follows:

Nine months ended September 30,	Capitalized Software
2021 (Includes capitalized non-cash share-based compensation of $1,338,781)	$6,729,797
2020	$5,146,408

Off-Balance Sheet Arrangements

PARTS iD is not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are routinely involved in a number of legal actions, proceedings, litigation and other disputes arising in the ordinary course of our business. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding legal matters and proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2020 Form 10-K, except as set forth in the “Risk Factors” section of the Form S-1 filed with the SEC on September 14, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2021, the Company did not repurchase any of its securities.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020)

10.1	Non-Employee Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

November 9, 2021	By:	/s/ Antonino Ciappina
Antonino Ciappina
Chief Executive Officer

November 9, 2021	By:	/s/ Kailas Agrawal
Kailas Agrawal
Chief Financial Officer