Form 10-K
period 2021-12-31
PARTS iD, Inc.
filed 2022-03-14
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $6.04 on such date, was $38,679,465. Excluded from this amount is the value of all shares beneficially owned by the registrant’s sponsor or investors thereof, directors of the registrant, and the founders of the predecessor company to the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are no other persons or entities who may be deemed to be affiliates of the registrant.

As of March 10, 2022, there were 33,965,804 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Annual Report on Form 10-K that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic and the conflict in Ukraine. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic and the conflict in Ukraine, which have had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	the ongoing conflict between Ukraine and Russia has affected and may continue to affect our business;

●	competition and our ability to counter competition, including changes to the algorithms of Google and other search engines and related impacts on our revenue and advertisement expenses;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	disruptions in the supply chain and associated impacts on demand, product availability, order cancellations and cost of goods sold including inflation;

●	difficulties in managing our international business operations, particularly in the Ukraine, including with respect to enforcing the terms of our agreements with our contractors and managing increasing costs of operations;

●	changes in our strategy, future operations, financial position, estimated revenue and losses, product pricing, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities and initiatives, including the market acceptance of our planned products and services;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to maintain and enforce intellectual property rights and our ability to maintain our technology position;

●	our future capital requirements;

●	our ability to raise capital and utilize sources of cash;

●	our ability to obtain funding for our operations;

●	changes in applicable laws or regulations;

●	the effects of current and future U.S. and foreign trade policy and tariff actions;

●	disruptions in the marketplace for online purchases of aftermarket auto parts;

●	costs related to operating as a public company; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

●	Russian military action against Ukraine has resulted in disruptions to the operations of our outsourced teams in Ukraine and could have a material adverse effect on our operations, liquidity and business.

●	Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

●	Our recent growth rates may not be sustainable or indicative of our future growth, which will depend on: (i) our customers’ experience, (ii) the economy and disposable income of our customers, (iii) our product offering, product pricing and fulfillment, (iv) shipping speed and cost optimization, (v) our competitive position in the aftermarket parts supply market, (vi) changes in search engine algorithms affecting our website’s search engine optimization, and (vii) vendor supplies and vendor performance.

●	We are primarily dependent on negative working capital to finance our business, and any adverse change in the availability of negative working capital, due to any factor, including a decrease in revenues or a reduction and/or withdrawal of credit terms from our key vendors, could severely impact the liquidity of the Company and its operations.

●	Our business operates on thin operating margins, and even small changes in our operating scale, revenue growth rate, product costs, advertisement costs, customer traffic patterns, search engine algorithms, or selling and administrative overhead costs, or any one-time exceptional expense, could have a material impact on our profitability. If we fail to manage our growth or our cost effectively, our business, financial conditions and results of operations could be materially and adversely affected.

●	We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

●	We depend on search engines and other online sources to attract visitors to our digital commerce platform, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business, financial condition and results of operations will be harmed.

●	If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited, and our business could suffer.

●	Our growth strategy is dependent upon our ability to expand our “iD” branded store in industries outside automotive parts and accessories and to expand beyond our core “do-it-yourself” (“DIY”) customer base into “business to business” and “do-it-for-me” (“DIFM”) customers, and these expansion efforts may fail.

●	We are highly dependent upon key product vendors. Sales of products sourced from our top ten product vendors represented approximately 34.9% of our total revenue during the fiscal year ended December 31, 2021. Our ability to source products from product vendors in amounts and on terms acceptable to the Company is dependent upon factors that are beyond our control.

●	We source a majority of our private label products, and our product vendors acquire a majority of their products, from manufacturers and distributors located in Taiwan and China. We do not have any long-term contracts or exclusive agreements with our foreign product vendors that would ensure our ability to source the types and quantities of products we desire at acceptable prices and in a timely manner or that would allow us to rely on customary indemnification protection with respect to any third-party claims similar to some of our U.S. product vendors.

●	We may not be able to properly enforce our agreements with contractors, service providers or product vendors in international markets.

●	We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may have greater resources than us and may be better positioned to capitalize on the growing online automotive aftermarket parts and accessories market.

●	Our business is largely dependent on the personal efforts and abilities of highly skilled executive and other personnel and the loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

●	Any failure to maintain the privacy and security of information, including personally identifiable information relating to our customers, employees and vendors, whether as a result of cybersecurity or ransomware attacks on our information systems or otherwise, could damage our reputation, result in litigation or other legal actions against us, cause us to incur substantial additional costs, and materially adversely affect our business, financial condition and results of operations.

●	Technology and systems failures, including failures due to natural disasters or other catastrophic events, could prevent access to our digital commerce platform, which could reduce our net sales and harm our reputation.

●	If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers.

●	Claims of intellectual property infringement by parts manufacturers, distributors or retailers to the validity of aftermarket parts and accessories or related marketing materials could adversely affect our business.

●	We are subject to environmental laws, rules, and regulations, which may adversely impact our operations, and the failure to comply could result in harm to our reputation and could lead to fines and other penalties, including restrictions on the importation of our products into, or the sale of its products in, one or more jurisdictions until compliance is achieved.

●	Our business could be adversely affected by an ongoing legal proceeding with certain stockholders, and because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.

●	We are incurring significantly increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

●	We depend on third-party delivery services to deliver products to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

●	Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations. Further, customers’ increasing demands for free shipping of products could adversely impact the growth of our business.

●	We rely on our bandwidth and data center providers and other third parties to provide services and products to our customers, and any failure or interruption in the services provided by these third parties could disrupt our business and cause us to lose customers.

●	Demand for the products we sell may be affected by the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

●	Demand for the products we sell may be affected by the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, the COVID-19 pandemic and related restrictions to slow its spread and other factors.

●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.

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

At its core, the Company’s technology solution is a data and information platform that enables and facilitates a differentiated digital commerce experience within complex product markets, as opposed to a pure digital commerce or electronics retailer. The deep technology platform that we have built integrates software engineering with catalog management, data intelligence, mining and analytics, along with user interface development that utilizes distinctive rules-based parts fitment software capabilities. In order to handle the ever-growing need for accurate automotive product and parts data, the Company has utilized cutting-edge computational and software engineering techniques, including Bayesian classification, to enhance and improve data records and product information and also deliver an engaging user experience. The technology platform also offers the Company fungibility, which was demonstrated by the fact that it was able to launch seven additional verticals in August 2018.

Through the journey of building a comprehensive and complex product portfolio with approximately 18 million SKUs, as well as building an end-to-end digital commerce platform, the Company has developed a platform for both digital commerce and fulfillment, relying on insights gleaned from over 14 billion data points related to vehicle parts, a virtual shipping network comprising over 2,500 locations, over 5,000 active brands, and machine-learning algorithms for complex fitment industries such as vehicle parts and accessories.

While the Company’s platform has been initially focused on automotive parts and accessories, management believes the Company’s platform is scalable and can be applied to other complex, multi-dimensional fitment, product portfolio industries, in addition to the seven parts and accessories verticals — semi-truck, motorcycle, powersports, RV/camper, boating, recreation and tools — that we launched in August 2018.

The Company has positioned these verticals under its existing “iD” brand and believes this will drive brand loyalty among customers and reputation among vendors, ultimately increasing online traffic, brand visibility, and customer orders for adjacent markets. The Company has since experienced growth in revenue related to the additional verticals, our original equipment (“OE”) business, and our repair parts business.

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

The Company’s in-house data catalog houses over 14 billion data points for automobiles and the Company’s other seven verticals. This data catalog is designed to tie vehicles with parts that fit their specific YMM, including the variations of sub-model, engine size, transmission type and drivetrain type, as well as to recommend complementary products, such as tools required to install purchased parts and accessories. To build its catalog, the Company aggregates data from multiple sources, cross-pollinates this data to address any gaps in data sets, enriches the catalog using its proprietary internal data, then applies artificial intelligence to make further improvements. Through this process, the Company’s data catalog is able to: (i) determine the exact parts fitment for a product by its parameters, even if certain fitment details are originally missing in manufacturers’ data feeds; and (ii) rapidly incorporate new SKUs as they become available. Because its data catalog is continually expanding with each customer interaction, the Company also is able to offer better purchase recommendations, increase up-sell opportunities, improve the efficiency of its fulfillment operations, and lower errors and mistakes in orders. These economic and commercial advantages result in a fly-wheel effect that increases operating leverage and momentum. Because the cost of operating the Company’s data catalog is largely fixed, the Company has been able to expand its customer offerings into adjacent categories at relatively low incremental costs. The Company’s in-house catalog and deep understanding of fitment data helps offer a personalized and tailored experience to its diverse customer base of DIY, DIFM and PRO (mechanics) customers. The Company is committed to providing an enhanced customer experience and becoming a one-stop shop and seamless solution for all vehicle enthusiast needs.

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

Fulfillment Operations

The Company’s virtual, proprietary and capital-efficient fulfillment model manages its sales volume while carrying minimal inventory, which is primarily associated with its private label products. The Company’s platform, which incorporates live or frequently updated inventory feeds from our product vendors, provides stock-on-hand for approximately 18 million products across over 5,000 active brands. The Company’s fulfillment model decides which product vendor to source from while the sale is made based on a proprietary algorithm, which incorporates factors such as availability of inventory, customer proximity, shipping cost and profitability.

This decentralized, data-driven approach allows the Company to increase delivery speed through more than 2,500 shipping points from its U.S. vendor network.

Products

The Company primarily sells automotive parts and accessories, including a wide range of goods from automobile accessories, wheels and tires, performance parts, lighting and repair parts. In addition, the Company launched seven new verticals in August 2018 and, in 2021, the value of the orders received from these verticals was approximately 9% of the Company’s total order value. These seven verticals offer parts and accessories for semi-trucks, motorcycles, powersports (including ATVs, snowmobiles and personal watercraft), RVs/campers, boats, recreation (including outdoor sports and camping gear) and tools using the same proprietary platform.

The Company primarily sources its products from industry leading brands and product vendors located in the U.S., except that its private label products are largely sourced from foreign product vendors. Regarding sales of products sourced from our product vendors, no single product vendor accounted for more than 10% of the Company’s total revenue for the year ended December 31, 2021. The Company’s inventory on hand, which largely relates to private label products, was approximately $1.7 million in value as of December 31, 2021. As of December 31, 2021 and December 31, 2020, the sale value of customers’ unshipped and undelivered orders were $15.5 million and $16.2 million, respectively.

Private Label Product. The Company’s private label business uses proprietary data to identify, import and sell higher margin products that are in demand on its platform. Management believes that by selecting and pairing a superior import product with its purpose-built and proprietary data catalog, consumers are provided the option to purchase a high-quality product at a reasonable cost. Private label revenue was less than 10% of the Company’s total revenue for the year ended December 31, 2021.

Branded Product. The Company has developed and implemented application-programming interfaces with the majority of its drop-ship product vendors that allow it to electronically transmit orders, check inventory availability, and receive the shipment tracking information and share it with its customers. These processes allow the Company to offer over 5,000 brands on an inventory-free basis, thereby reducing carrying costs and improving margins.

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

According to Hedges & Company, the light duty auto parts industry is projected to be $341 billion in 2022, which includes parts and service. The entire automotive aftermarket/auto care industry, including medium and heavy-duty parts and services, is projected to be $439 billion in 2022.

The Company has historically focused on the $48 billion specialty automotive equipment market but is seeking to accelerate its growth through automotive repairs, targeted international expansion and the addition of new verticals. The Company’s other product verticals present an aggregate market opportunity exceeding $100 billion. The Company recently hired general managers with industry experience to lead its boating, RV/camper and motorcycle verticals.

Market Size

(1)	2022 forecast published by Hedges Company based on Auto Care Association/AASA Channel Forecast Model; (2) 2021 SEMA Market Report. (3) Outdoor Industry Association, IBIS World, Global Market Insights, Technavio, Freedonia, National Marine Manufacturers Association

SEMA Future Trends January2022 report

Market by Channels

Historically consumers have bought the majority of their automotive specialty-equipment parts from in-store retail channels. However, 2020 saw shifts toward online sales due to restrictions on in-person shopping. Just over half of dollars spent on automotive specialty-equipment parts in 2020 and 2021 went through online channels. Sales channel preferences vary widely based on the cost, complexity, and local availability of a given product type. The online penetration is generally higher for accessories, as online channels offer convenience and a broader selection as compared to in-store retail channels.

According to Hedges & Company: (i) year-over-year growth in automotive eCommerce in 2022 is expected to be 11.7%; (ii)the compounded annual growth rate (CAGR) for parts eCommerce is projected just under 9% through 2025; (iii) online revenue for automotive parts eCommerce revenue is expected to reach $38 billion in 2022 in the U.S.; and (iv) first-party and third-party marketplaces auto parts industry growth combined in the U.S. is projected to reach $67 billion by the year 2030.

Source: 2021 SEMA Market Report

In summary, the market opportunity is large and heavily fragmented, and the online DIFM/installer market is an additional market opportunity.

Marketing

Management believes its customers’ core need is to find the right parts that fit their vehicle at the best price and are delivered on time. Our marketing strategies are designed around customer acquisition and retention which includes paid and non-paid advertising. Our paid advertising primarily includes search engine marketing, display, paid social media, and paid partnerships. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing.

The Company currently drives traffic to its platform primarily with search engines; 75% of the Company’s traffic and 64% of its revenue in 2021 was acquired in this manner. Once on the platform, customers are presented with the Company’s proprietary marketing and product content that is created via in-house, multi-step image and video processing. Automated image refinement and the Company’s creative design team work to ensure consistency and quality across all content, including the product images presented to customers on the Company’s platform. Product pages on the Company’s platform present customers with multiple, customized product choices, plus cross-sell and up-sell opportunities, as well as training materials, product comparison information, installation instructions and customer reviews. Customers have the option to shop and explore on the Company’s platform in multiple ways, including by part number, brand or product category.

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

Competitive factors in the markets the Company serves include fitment data and related intelligence, technology, customer experience, customer service, range of product offerings, product availability, product quality, price and shipping speed. Management believes its custom-built tech-stack for the complex, multi-dimensional automotive parts and accessories industry, which offers over 5,000 active brands and approximately 18 million unique SKUs, provides it with a unique competitive advantage.

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

While the Company has processes in place to ensure that products are sold in compliance with the requirements imposed by the EPA and similar state-level regulators, all verification processes have inherent limitations. The Company has been, is currently, and may in the future be the subject of regulatory proceedings initiated by the EPA, CARB or other applicable regulatory bodies, and the results of such proceedings are uncertain. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

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

Seasonality

The Company’s revenue is relatively evenly distributed throughout the year, although sales typically spike during the spring months upon the distribution to the general public by the IRS of income tax refunds and during the winter holiday season. While the Company expects that seasonality will not have a significant impact on its sales, it recognizes that future revenues may be affected by these seasonal trends as well as cyclical trends affecting the overall economy, especially the automotive parts and accessories industry.

Employees

As of December 31, 2021, the Company employed 108 full-time employees, all in the United States. None of the Company’s employees are represented by a labor union, and management believes that the Company’s relations with its employees are good. Most of our call center, web-site development, IT infrastructure support and back-office services are provided by independent contractors in Ukraine, Belarus, Philippines and Costa Rica. Our outside U.S. operations allow us to access requisite talent at a significantly lower cost compared to U.S.-based talent.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 10, 2022.

Name	Age	Title
Antonino Ciappina	40	Chief Executive Officer
Kailas Agrawal	64	Chief Financial Officer
Ajay Roy	39	Chief Operating Officer
Mark Atwater	62	Vice President of Vendor Relations
John Pendleton	62	Executive Vice President, Legal & Corporate Affairs

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

Mark Atwater served as Onyx’s Vice President of Vendor Relations from October 2016 until the Closing of the Business Combination in November 2020 and has served as the Company’s Vice President of Vendor Relations since the Closing. As Vice President of Vendor Relations, Mr. Atwater is responsible for the leadership of the Vendor Relations Department, management of Onyx’s vendor partners, pricing strategy, new product category development and carrier logistics. Since joining Onyx in 2011, Mr. Atwater has served in a variety of positions including General Manager and Director of Vendor Relations. Prior to joining Onyx, while serving in a variety of positions in the automotive industry, Mr. Atwater obtained experience in negotiating, purchasing, logistics and distribution, warehouse management, retail store management, automotive sales and e-commerce sales.

John Pendleton has served as the Company’s Executive Vice President, Legal & Corporate Affairs since October 2021. Previously, he was a partner at DLA Piper for 11 years. Prior to joining DLA Piper, he was a partner at McCarter & English, where he practiced law from 1985 to 2010. Over his distinguished legal career, he defended public and private companies in breach of contract, misrepresentation, ERISA, RICO, securities fraud, complex litigation and regulatory matters. John tried numerous cases throughout the United States and managed thousands of cases as national coordinating counsel for one of the largest financial service companies in the U.S. His clients have included Fortune 100 companies in financial services, pharmaceutical, real estate, leasing, insurance, and employee benefits areas. In addition, Mr. Pendleton is the former Mayor of Mountain Lakes, New Jersey and served as a member of its governing body for eight years.  He currently serves on the board of Washington & Jefferson College and is also a trustee of the New Jersey Institute for Social Justice. He graduated from Rutgers University School of Law in 1984 and Washington & Jefferson College with a B.A. (magna cum laude) in 1981.

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

Risks Related to the Ukraine Conflict and the COVID-19 Pandemic

Russian military action against Ukraine has resulted in disruptions to the operations of our outsourced teams in Ukraine and could have a material adverse effect on our operations, liquidity and business.

As of January 31, 2022, we had approximately 670 contractors, consisting of our outsourced engineering and product data development team as well as our outsourced marketing, back office and part of our customer service teams, located in Ukraine, which has been involved in political confrontation with the Russian Federation since 2014.  While initially confined to two eastern provinces and the Crimean peninsula, the conflict escalated significantly in February 2022 when the Russian Federation launched a full scale invasion with as many as 190,000 troops across all of Ukraine.  Since that time, the conflict has escalated, has caused disruption throughout the country and has provoked strong reactions from countries around the world, including the imposition of broad financial and economic sanctions against Russia. Our outsourced teams in Ukraine are located in the southern part of the country, which has been invaded.  The actual hardware, including all servers, involved in operating our business have been located outside Ukraine for several years.

Since the onset of the active conflict in February, most our contractors have been able to continue their work, although at a reduced capacity and/or schedule.  Our websites and call centers have continued to function, but could be more negatively impacted in the future.  Some of our contractors have moved outside of Ukraine to neighboring countries where they continue to work remotely.  Some of our contractors who have remained in Ukraine have moved to areas in western Ukraine, but their ability to continue work is subject to significant uncertainty and potential disruptions.

The situation is highly complex and continues to evolve. Although we are working to provide IT support by existing personnel in other countries and planning for temporary work locations in surrounding countries, we cannot provide any assurance that our outsourced teams in Ukraine will be able to provide efficient and uninterrupted services, which could have an adverse effect on our operations and business. In addition, our ability to maintain adequate liquidity for our operations is dependent on a number of factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services in Ukraine or in the neighboring countries of Moldova, Romania, Poland or Hungary or adverse displacement of our teams or disruption of international banking could materially impact our operations and liquidity.

In addition, civil unrest, political instability or uncertainty, military activities or broad-based sanctions, should they continue for the long term or escalate, could require us to re-balance our geographic concentrations and could have an adverse effect on our operations and financial performance, including through increased costs of compliance, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our business resulting from deteriorating general economic conditions. Further, we cannot predict the impact of the military actions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, supply chain disruptions and higher freight costs.

The global COVID-19 pandemic could harm the Company’s business, results of operations, financial condition and liquidity.

The global spread of COVID-19 and related measures to contain its spread (such as government-mandated business closures and shelter-in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and related measures to contain its spread have not adversely affected the Company’s results of operations to date, they have adversely affected certain components of the Company’s business, including by increasing cancellations (which can result in an increase in advertisement costs), shipping times and cost of goods sold. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that it cannot predict, including the duration and scope of the pandemic; any resurgence of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets; the potential for shipping difficulties, including slowed deliveries to customers; the potential for increased cancellations by customers; and the ability of consumers to pay for products. Although consumer online demand for and the inventory of the Company’s products have remained stable, the COVID-19 pandemic has generally resulted in a decrease in consumer spending with respect to the wider economy, which in the future could have an adverse impact on the Company through reduced consumer demand for or inventory of its products. Additionally, the COVID-19 pandemic has caused the Company to require employees to work remotely for an indefinite period of time, which could negatively impact its business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect the Company’s business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase the Company’s borrowing costs, if any, and other costs of capital and otherwise adversely affect its business, results of operations, financial condition and liquidity, and the Company cannot assure that it will have access to external financing at times and on terms it considers acceptable, or at all, or that it will not experience other liquidity issues going forward.

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

The Company’s success depends on its ability to attract customers in a cost-effective manner. The Company’s investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from it or the volume of consumers that purchase from it may not yield the intended return on investment. In order to drive traffic to its digital commerce platform, the Company relies on relationships with providers of online services, search engines, shopping comparison sites and marketplace sites to provide content, advertising banners and other links. In particular, the Company relies on Google as an important marketing channel, and if Google changes its algorithms or if competition increases for advertisements on Google or the Company’s other marketing channels, the Company may be unable to cost-effectively attract customers to its products. During the year ended December 31, 2021, 49% of the Company’s revenue was directly attributable to organic and paid traffic from Google.

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

The Company’s growth is dependent on a number of factors which may not be achieved.

The Company believes that its continued growth will depend upon the success of its multiple initiatives and higher traffic and conversion rates, which primarily depend on (i) customer experiences, (ii) the economy and customers’ disposable income, (iii) the Company’s product offerings, product pricing and fulfillment, (iv) shipping speed and cost optimization, (v) the Company’s competitive position in the aftermarket parts supply, (vi) changes in search engine algorithms affecting the Company’s website’s search engine optimization, and (vii) vendor supplies and vendor performance.

If the Company is unable to manage the challenges associated with its international operations, its operations and business could suffer and the growth of its business could be limited.

The Company maintains international business operations in Ukraine, Belarus, the Philippines and Costa Rica. These international operations include development and maintenance of the Company’s websites and call center and back-office support services. The Company is subject to a number of risks and challenges that specifically relate to its international operations. If the Company is unable to address and overcome these challenges, its operations could be interrupted or its growth could be limited, which may have an adverse effect on its business and operating results. These risks and challenges include:

●	difficulties and costs of staffing and managing foreign operations, including any impairment to its relationship with contractors, including the lead contractor of the Company’s Ukraine operations, as well as service providers controlled by that lead contractor;

●	concentration of knowledge and control held by the lead contractor of the Company’s Ukraine operations, his affiliate and service providers controlled by that lead contractor regarding material aspects of the Company’s information technology and cybersecurity frameworks;

●	changes in operating costs charged by the Company’s Ukrainian service providers, who are controlled by the Company’s lead contractor in Ukraine;

●	increasing competition with respect to technology resources in Ukraine, leading to higher costs and higher attrition;

●	restrictions imposed by local labor practices and laws on its business and operations;

●	exposure to different business practices and legal standards;

●	unexpected changes in regulatory requirements;

●	the imposition of government controls and restrictions;

●	political, social and economic instability and the risk of war, terrorist activities or other international incidents;

●	the failure of telecommunications and connectivity infrastructure;

●	natural disasters and public health emergencies, including the ongoing COVID-19 pandemic; and

●	potentially adverse tax consequences, including the possible imposition of increased withholding taxes or the re-classification of contractors as employees under local law.

The Company’s growth strategy is dependent upon its ability to expand its “iD” branded store in industries outside automotive parts and accessories and to expand beyond its core DIY customer base into “business to business” and DIFM customers.

While the Company’s digital commerce platform initially focused solely on automotive parts and accessories, management believes its platform is scalable. Accordingly, management believes that its application to other complex product portfolio industries, including the seven parts and accessories verticals launched in August 2018 under the “iD” brand (i.e., semi-truck, motorcycle, powersports, RV/camper, boating, recreation and tools), will continue to drive brand loyalty among customers and reputation among vendors and increase customer orders from adjacent markets. However, the Company can provide no assurance that this strategy will continue to be successful. The Company’s parts and accessories verticals may fail to attract new customers or appeal to the Company’s customers of automotive products, or the customers of each vertical may be more segmented than the Company expects, thereby limiting its ability to develop and maintain cross-vertical brand loyalty. The Company may also struggle to populate its additional verticals with a comprehensive assortment of products, which management believes is important to attract and retain customers. Additionally, within the automotive parts and accessories space, the Company’s growth strategy is focused on expanding beyond its core DIY customer base by increasing business-to-business sales and sales to DIFM customers. These prospective customers may not be receptive to the Company’s marketing efforts, product offerings, or current speed of fulfillment or shipping, or may remain committed to using their existing product vendors. If for these or other reasons the Company is unable to continue to execute its growth strategy, its results of operations and financial conditions could be adversely affected.

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

The online market for automotive parts and accessories is less developed than the online market for many other business and consumer products and currently represents only a small part of the overall automotive parts and accessories market. The Company’s success will depend in part on its ability to attract new customers and to convert customers who have historically purchased automotive parts and accessories through traditional retail and wholesale operations. Specific factors that could discourage or prevent prospective customers from purchasing from the Company include:

●	concerns about buying automotive parts and accessories without face-to-face interaction with sales personnel;

●	the inability to physically handle, examine and compare products;

●	delivery time associated with internet orders;

●	concerns about the security of online transactions and the privacy of personal information;

●	delayed shipments or shipments of incorrect or damaged products;

●	increased costs related to shipping;

●	the inconvenience associated with returning or exchanging items purchased online; and

●	limited or no installation options or support for many products purchased online.

If the online market for automotive parts and accessories does not gain widespread acceptance, the Company’s sales may decline and its business and financial results may suffer.

If demand for the Company’s products slows, then its business may be materially adversely affected.

Demand for the products the Company sells may be affected by a number of factors it cannot control, including:

●	the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

●	the economy. In periods of declining economic conditions, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair. Additionally, such conditions may affect the Company’s customers’ ability to obtain credit. During periods of expansionary economic conditions, more of the Company’s DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.

●	the weather. Milder weather conditions may lower the failure rates of automotive parts, while extended periods of rain and winter precipitation may cause the Company’s customers to defer maintenance and repair on their vehicles. Further, drastic weather storms, such as hurricanes and winter storms, can have an immediate negative impact on the demand for the Company’s products.

●	technological advances. Advances in automotive technology, such as electric vehicles, and parts design can result in cars needing maintenance less frequently and parts lasting longer.

●	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, the COVID-19 pandemic and related restrictions to slow its spread and other factors.

●	the number and quality of the vehicles manufactured by original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles. In turn, supply chain constraints can impact the consequent production of new vehicles, such as the recent disruptions to the global availability of chips required for the production of new vehicles.

●	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation. These restrictions may cause vehicle owners to rely on dealers to perform maintenance and repairs.

●	decrease in vehicle ownership due to wider adoption of on-demand transportation and ride sharing services.

●	any change in consumer discretionary spend. This impacts the demand for the Company’s accessories business materially, which business comprises more than 75% of our total revenue.

These factors could result in a decline in the demand for the Company’s products, which could adversely affect its business and overall financial condition.

The growth of our business depends on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings

Our growth depends, in part, on our ability to successfully introduce new products and services and improve and reposition our existing products and services to meet the requirements of our customers. It also depends on our ability to expand our offerings, which depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and services and expansion into new offerings can be costly. In addition, it may be difficult to establish new supplier or partner relationships and determine appropriate product selection when developing a new product, service or offering.

Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and, as a result, may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, services or any new offerings that respond to changes in consumer requirements and preferences, or if our new product or service introductions, repositioned products or services, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

In addition, while we plan to continue to invest in the development of our business, we may be unable to maintain or expand sales of our proprietary brand products for a number of reasons, including the loss of key suppliers and product recalls. Maintaining consistent product quality, competitive pricing, and availability of our proprietary brand products for our customers is essential to developing and maintaining customer loyalty and brand awareness. Our proprietary brand products on average provide us with higher gross margins than the comparable third-party brand products that we sell. Accordingly, our inability to sustain the growth and sales of our proprietary brand offerings may materially and adversely affect our projected growth rates, business, financial condition, and results of operations.

Our estimate of the size of market opportunities may prove to be inaccurate.

Data for retail sales of products is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow, if at all. While our market size estimates are made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not be accurate. If our estimates of the size of our addressable market and market opportunities are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S.

Our strategy may include the expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have little experience with operations outside the U.S. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to identify and gain access to local suppliers, obtain and protect relevant trademarks, domain names, and other intellectual property, as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we may intend to operate in the future. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade.

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

If the Company or its vendors were unable to import products from China and Taiwan in a cost-effective manner or at all, it could suffer irreparable harm to its business and be required to significantly curtail its operations, file for bankruptcy or cease operations. COVID-19 related supply chain constraints have caused delays in products procurement, increases in shipping cost and increases in our order cancellation rates.

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

The Company relies on third parties for the shipment of products, including a single carrier for the majority of its shipping needs, and it cannot be sure that these relationships will continue on terms favorable to it, or at all. In 2021, our shipping costs substantially increased, and may continue to increase, and we have not been able, and may continue to not be able, to pass all of these costs directly on to its customers. Any increased shipping costs could harm the Company’s business, prospects, financial condition and results of operations by increasing its costs of doing business and reducing gross margins, which would negatively affect its operating results.

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

The Company also licenses technology from third parties, including software packages, ERP systems, system applications, hosting services, and related databases, to facilitate elements of its digital commerce platform, back-office support and accounting systems. The Company has experienced and expects to continue to experience interruptions and delays in service and availability for these elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies could negatively impact the Company’s relationship with its customers and adversely affect its business. The Company’s systems also heavily depend on the availability of electricity, which also comes from third-party providers. Information systems such as the Company’s may be disrupted by even brief power outages, or by the fluctuations in power. This could disrupt the Company’s business and cause it to lose customers.

The Company is highly dependent upon key product vendors.

The Company’s top ten product vendors represented approximately 34.9% of its total revenue during the fiscal year ended December 31, 2021. The Company’s ability to acquire products from its product vendors in amounts and on terms acceptable to it is dependent upon a number of factors that could affect its product vendors and which are beyond its control. For example, financial or operational difficulties that some of the Company’s product vendors may face could result in an increase in the cost of the products the Company purchases from them. If the Company does not maintain its relationships with its existing product vendors or develop relationships with new product vendors on acceptable commercial terms, it may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, it could lose customers and its sales could decline.

The Company outsources the distribution and fulfillment operation for most of the products it sells and is dependent on drop-ship product vendors to manage inventory, process orders and distribute those products to its customers in a timely manner. For the fiscal year ended December 31, 2021, products shipped by drop-ship product vendors represented the vast majority of the Company’s total revenue. Because the Company outsources a number of traditional retail functions to product vendors, it has limited control over how and when orders are fulfilled. The Company also has limited control over the products that its product vendors purchase or keep in stock. The Company’s product vendors may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to the Company’s customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to the Company’s customers in a timely and accurate manner may damage the Company’s reputation and brand and could cause it to lose customers and its sales to decline.

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

The pandemic and related measures have recently caused supply chain constraints, leading to some of our key suppliers having low in-stock rates. This has led to higher order cancellations by our customers due to vendors going out of stock or shipping delays, part of which led us to turn to alternate sourcing of products at higher prices. Due to various factors, including vaccine transportation, the shipping capacities of our carriers were reduced, and they increased our shipping costs. A few of our smaller vendors have also been consolidating their shipping locations, thereby increasing delivery time and shipping costs. The resultant inflation, higher prices as well as higher shipping cost has not been able to be entirely passed on to the customer, which has adversely impacted our cost of goods sold and gross margins, and could continue.

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

The Company is dependent on entities controlled by a lead contractor in Ukraine to recruit and manage its development team and back-office support, to provide a physical facility to its contractors and to manage the Company’s information technology and cybersecurity frameworks.

Based on management’s knowledge, the Company’s lead contractor and his affiliate have historically recruited and managed the Company’s information technology subcontractors and own the physical facility in Ukraine. Because substantially all of the Company’s information technology functions are performed in Ukraine and because, based on management’s knowledge, the Company’s lead contractor in Ukraine, his affiliate and the service providers controlled by that lead contractor have knowledge and control of certain material aspects of the Company’s information technology and cybersecurity frameworks, the Company is dependent on the lead contractor and his affiliate with respect to such functions and frameworks. If these contractors or subcontractors fail to perform according to agreed-upon terms and timetables or terminate the arrangements under which they perform these functions, the Company’s operations may be disrupted or unable to function until the Company is able to engage a substitute, which may not be available on commercially reasonable terms, or at all. This could have a material adverse effect on the Company’s business, results of operations and financial condition.

We are in the process of working with our contractors to develop disaster recovery and business continuity plans and processes related to our website and back-office functions. The current conflict in the Ukraine may temporarily delay those plans as we continue to support our contractors in an effort to prevent any disruption in services to our customers.

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

Shifting consumer behavior indicates that the Company’s customers are more inclined to shop for automotive parts and accessories through their mobile devices. For the year ended December 31, 2021, approximately 50% of the Company’s website revenue and 63% of its website traffic was attributable to mobile customers. Mobile customers exhibit different behaviors than more traditional desktop-based e-commerce customers. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. If the Company is unable to continue to adapt its mobile device shopping experience in ways that improve its customers’ mobile experience and increase the engagement of its mobile customers, the Company’s sales may decline and its business and financial results may suffer.

Our business may be adversely affected if we are unable to provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the internet through devices other than personal computers, including mobile phones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased dramatically in recent years. The versions of our website and mobile applications developed for these devices may not be compelling to consumers. Our website and platform are also currently not compatible with voice-enabled products. Adapting our services and/or infrastructure to these devices as well as other new internet, networking or telecommunications technologies could be time-consuming and could require us to incur substantial expenditures, which could adversely affect our business, financial condition, and results of operations.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our website or mobile applications through these devices or are slow to develop a version of our website or mobile applications that is more compatible with alternative devices, we may fail to capture a significant share of consumers and could also lose customers, which could materially and adversely affect our business, financial condition, and results of operations.

Further, we continually upgrade existing technologies and business applications and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our website, we could lose customers and fail to attract new customers. As a result, our customer growth could be harmed and our business, financial condition, and results of operations may be materially and adversely affected.

Significant product cancellations or returns could harm our business.

We allow our customers to cancel their orders, as well as return products, for which we offer refunds, subject to our return and refunds policy. If cancellations, returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, and results of operations could be adversely affected. Further, we modify our policies relating to returns or refunds from time to time, and may do so in the future, which may result in customer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make. In 2021, while our returns rates were relatively constant, our cancellation rates increased compared to pre-pandemic years.

If commodity prices such as fuel, plastic, aluminum and steel increase, the Company’s margins may be negatively impacted.

Increasing prices in the component materials for the parts the Company sells may impact the availability, the quality and the price of its products, as product vendors search for alternatives to existing materials and increase the prices they charge. The Company cannot ensure that it can recover all the increased costs through price increases, and its product vendors may not continue to provide a consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on the Company’s business and results of operations. In 2021, there were increases in costs of product materials, and we were unable to pass on the entire increase to consumers, which negatively impacted our gross margin, and such negative impacts may continue to occur.

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

The Company’s business is largely dependent on the personal efforts and abilities of highly skilled executive, technical, managerial, merchandising, marketing, and call center personnel including overseas contractors. Competition for such personnel is intense, and the Company cannot assure that it will be successful in attracting and retaining such personnel. The loss of any key employee or the Company’s inability to attract or retain other qualified employees could harm its business and results of operations.

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

Risks Related to the Company’s Finances

The Company has a history of losses.

The Company has a history of low operating margins and losses. The Company continues to focus on growing its business in the near term, with increasing investments in its business, which may result in the incurrence of additional losses. During the fiscal year ended December 31, 2021, the Company had a net loss of $8.0 million, compared to net income of $2.1 million before a cash and non-cash deemed distribution of $15.4 million to preferred stockholders (and after such distribution, a net loss of $13.3 million available to common stockholders) for the fiscal year ended December 31, 2020. In 2021, the decrease in gross margin and the increase in advertising costs substantially reduced the profitability of the Company. With continuing supply chain constraints, 2022 could also be adversely impacted by lower gross margins and higher advertising costs. If the Company incurs substantial net losses in the future, it could impact the Company’s liquidity, as it may not be able to provide positive cash flows from operations in order to meet its working capital requirements. The Company may need to sell additional assets or seek additional equity or additional debt financing in the future. In such case, there can be no assurance that the Company would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the Company’s net losses were to continue, and if the Company is not able to raise adequate additional financing or proceeds from asset sales to continue to fund its ongoing operations, it will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail its operations, file for bankruptcy or cease operations.

The Company may not generate sufficient cash flows to cover its operating expenses, and any failure to obtain additional capital could jeopardize its operations and the cost of capital may be high.

As of December 31, 2021, the Company had negative working capital of approximately $30.3 million. In the event that the Company is unable to generate sufficient cash from its operating activities or obtain financing, it could be required to delay, reduce or discontinue its operations and ongoing business efforts. Further, if for any reason, the revenues of the Company decline or there are unfavorable changes in the credit terms from its key product vendors, it could have an adverse impact on the availability of working capital to the Company. Even if the Company is able to raise capital, it may raise capital by selling equity securities, which will be dilutive to existing stockholders. If the Company incurs indebtedness, costs of financing may be extremely high, and the Company will be subject to default risks associated with such indebtedness, which may harm its ability to continue its operations.

Changes in customer, product, vendor or sourcing sales mix could cause the Company’s gross margin and ultimately operating margins to decline; failure to mitigate these pressures could adversely affect its results of operations and financial condition.

The Company’s gross margins are dependent on the mix of products it sells, decisions to drop-ship rather than stock products in its distribution centers, decisions to offer private label alternatives or branded offerings, price changes by its vendors, pricing actions by competitors, and the mix of paid and organic traffic to its e-commerce platform. In addition, the Company’s margin could be adversely affected by any consumer shift away from its private label products. Declines in the Company’s margins could adversely affect its results of operations and financial condition.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. The Company is subject to a number of privacy and similar laws and regulations in the countries in which it operates, and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict the Company’s ability to provide services to its customers that they may find to be valuable. For example, the EU General Data Protection Regulation (“GDPR”) applies to all of the Company’s activities conducted from an establishment in the European Union or related to products and services offered in the European Union, and imposes significant compliance obligations regarding the handling of personal data. If the Company fails to comply with the GDPR, or if regulators assert the Company has failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage. In the United States, all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020 and which provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. Moreover, on November 3, 2020, Californians voted to approve a ballot measure that created the California Privacy Rights Act (“CPRA”), which expands the scope of the CCPA and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations. The CPRA is scheduled to take effect on January 1, 2023, with a lookback to January 1, 2022. In addition to the CCPA and CPRA, several other U.S. states have or are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the CCPA, the CPRA and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. Complying with these varying national and international requirements could cause the Company to incur substantial costs or require it to change its business practices in a manner adverse to its business, and violations of privacy-related laws can result in significant penalties.

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

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing the use and transportation of hazardous substances and emissions-related standards, established by the U.S. Environmental Protection Agency (“EPA”), and similar state-level regulators, including the California Air Resources Board (“CARB”).

While the Company has processes in place to ensure that products are sold in compliance with the requirements imposed by the EPA and similar state-level regulators, all verification processes have inherent limitations. The Company has been, is currently, and may in the future be the subject of regulatory proceedings initiated by the EPA, CARB or other applicable regulatory bodies, and the results of such proceedings are uncertain. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in this report.

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

For the tax year ending December 31, 2020, and for years prior thereto, the Company filed state income tax returns in New Jersey. There is a risk that state tax authorities in other states could assert that the Company is liable for state and local income taxes based upon income or gross receipts allocable to such states because the Company has nexus with those states. The Company could then be subject to state and local taxation in other states, in lieu of or in addition to, taxation in New Jersey. Penalties and interest could apply to unpaid tax attributable to prior periods. Such tax assessments, penalties and interest may adversely impact the Company’s results of operations and financial position.

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

Parts manufacturers, distributors and retailers have asserted claims of intellectual property infringement against retailers of aftermarket products, including the Company. The Company has received in the past, and anticipates receiving in the future, communications alleging that certain products it sells infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of parts manufacturers, distributors or retailers. Other parts retailers have also asserted ownership of product images that were provided by product vendors for the Company to use on its online platform. While the Company now has processes in place designed to prevent the use of unauthorized product images on its platform, there can be no assurance that such processes will work as intended or prevent future infringement claims.

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

The Company’s engineering and product data development team as well as back office and part of its customer service center are located in Ukraine, which has been involved in political confrontation with Russian federation. The Russo-Ukrainian war is an ongoing and protracted conflict that started in February 2014, primarily involving Russia and pro-Russian forces on one hand, and Ukraine on the other. The war has centered on the status of Crimea and parts of the Donbas and Luhansk, which are largely internationally recognized as part of Ukraine. With recent Russian move to recognize Donbas and Luhansk Ukrainian territories as independent republic appears to be the opening salvo of a larger potential military operation targeting Ukraine. The latest estimates by the US government suggests that between 169,000 and 190,000 Russian and rebel troops are stationed along Ukraine’s border, both in Russia and neighboring Belarus. Against this backdrop, diplomatic talks between Russia and the United States and its allies have not yet yielded any solutions. Our business continuity plans are not strong enough to protect us in any such adverse situation. Any major breakdown or closure of utility services or any major threat to civilians or international banking disruption could materially impact the operations and liquidity of the Company.

Natural disasters or other catastrophic events may recur in the future and could disrupt the operation of the Company’s business. The Company’s technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins, employee or contractor malfeasance and other disruptions, and not all of the Company’s systems and data are fully redundant. Any substantial disruption of the Company’s technology infrastructure could cause interruptions or delays in its business and loss of data or render it unable to accept and fulfill customer orders or operate its digital commerce platform in a timely manner, or at all.

Risks Related to Litigation

Because the Company is involved in litigation from time to time and is subject to numerous laws and governmental regulations, it could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.

The Company is sometimes the subject of complaints or litigation from customers, current and former employees, current and former stockholders, or other third parties for various reasons. The damages sought against the Company in some of these litigation proceedings could be substantial. Although the Company maintains liability insurance for some litigation claims, if one or more of the claims were to greatly exceed its insurance coverage limits or if its insurance policies do not cover a claim, this could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

For additional information regarding legal actions, claims and administrative proceedings that management believes could have a material adverse effect on its financial position, results of operations or cash flows, including ongoing litigation with certain stockholders and the notice of violation it received from the EPA, see Note 5 of Notes to Consolidated Financial Statements included in this report.

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

As of December 31, 2021, each of Prashant Pathak, Chairman of the Board of the Company and a director and President of Onyx Enterprises Canada Inc. (“OEC”), Roman Gerashenko and Stanislav Royzenshteyn, beneficially owned, directly or indirectly, approximately 41.9%, 17.8%, and 17.8%, respectively, of our outstanding Common Stock, and our directors and executive officers as a group beneficially owned approximately 46% of our outstanding Common Stock. As a result of their current holdings, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

The shares of Common Stock covered by effective registration statements, pursuant to which certain stockholders may sell their shares, represent approximately 90% of our outstanding Common Stock. Sales, or the potential sales, of substantial numbers of shares in the public market by those selling stockholders could increase the volatility of the market price of our Common Stock or adversely affect the market price of our Common Stock.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that Onyx, as a private company, had not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

The Company also is a “smaller reporting company” under Rule 12b-2 of the Exchange Act. As a smaller reporting company, the Company is entitled to rely on certain exemptions and reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements, in the Company’s SEC filings.

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

The trading market for our Common Stock is influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market or competitors. If any of the analysts who cover the Company change their recommendation regarding its Common Stock adversely, or provide more favorable relative recommendations about its competitors, the price of its Common Stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, it could lose visibility in the financial markets, which could cause the Company’s stock price or trading volume to decline.

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

Item 3. Legal Proceedings

Except as disclosed below, information pertaining to certain legal and regulatory matters and proceedings in which we are involved can be found in Note 5 of Notes to Consolidated Financial Statements included in this report beginning on page F-1 and is incorporated herein by reference.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders, and Dividends

Our common stock is listed on the NYSE American under the symbol “ID”. Prior to the consummation of the Business Combination, our common stock was listed on the New York Stock Exchange under the symbol “LGC”. As of March 10, 2022, there were 71 holders of record of our Common Stock.

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2021 and 2020, together with the related notes thereto, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Overview

PARTS iD, Inc. is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. The success of the Company has inspired pursuit of our long-term strategy to scale into similar markets via our proprietary built, modular digital commerce technology platform. While our core focus continues to be automotive, in August 2018, we launched seven additional verticals (including BOATiD.com, MOTORCYCLEiD.com, CAMPERiD.com and more) which demonstrates fungibility of our technology platform. These verticals address similar market challenges and focus on the enthusiasts’ needs through our seamless shopping experience using proprietary tools and techniques.

Although the ongoing COVID-19 pandemic has caused economic disruptions on a global scale, and created significant uncertainty, we believe it increased the adoption of online shopping by consumers and, for periods during which stimulus payments were disbursed by the government, increased demand, which had a positive effect on the Company’s revenue and profitability. However, there was a decline in traffic after the first quarter of 2021, primarily due to an increase in the average cost-per-click in the Company’s search advertising programs and lower consumer discretionary spend that adversely impacted marketing productivity. We also experienced increased order cancellations in 2021 due to supply chain disruptions. Despite the decrease in traffic and increased order cancellations, increases in the conversion rate and average order values resulted in higher revenue for the year ended December 31, 2021, as compared to the prior year.

COVID-19 and related containment measures have disrupted the supply chain, negatively affecting the Company and our industry. In 2021, spikes in the price of steel and other materials, low in-stock rates by our key suppliers, workforce shortages and shipping and seaport delays led to increases in the cost of goods sold, which negatively impacted gross margins of the Company. In 2021, supply chain challenges increased order cancellations and shipping costs. Our real-time multi-sourced inventory model helped us mitigate some of the risk by sourcing certain products from secondary and tertiary sources during 2021, but these measures resulted in increased costs. We continue to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness.

Management continues to focus on efforts to drive growth, including product cultivation, vendor optimization, distribution network expansion and marketing diversification with a greater emphasis on the additional verticals, original equipment (“OE”) and repair parts business. We also recently filled a number of key executive positions to support this growth, including hiring leaders for our key categories of Boating and Marine and RV/Camper.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following traffic and engagement metrics:

For the Year Ended December 31,

	2021	2020	YoY Change	% Change
Number of Users	127,459,324	139,131,292	(11,671,968)	(8.4)%
Number of Sessions	238,708,556	279,004,608	(40,296,052)	(14.4)%
Number of Pageviews	988,152,867	1,165,312,820	(177,159,953)	(15.2)%
Pages/Sessions	4.14	4.18	(0.04)	(0.9)%
Average Session Duration	0:03:15	0:03:26	(0:00:11)	(5.3)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Years ended December 30,				Change
	2021	% of Rev.	2020	% of Rev.	Amount	%
Revenue, net	$448,668,928		$400,832,371		$47,836,557	11.9%
Cost of goods sold	358,439,239	79.9%	315,027,012	78.6%	43,412,227	13.8%
Gross profit	90,229,689	20.1%	85,805,359	21.4%	4,424,330	5.2%
Gross Margin	20.1%		21.4%
Operating expenses:
Advertising	42,346,886	9.4%	33,359,299	8.3%	8,987,587	26.9%
Selling, general & administrative	49,554,126	11.0%	44,266,151	11.0%	5,287,975	11.9%
Depreciation	7,465,095	1.7%	6,859,237	1.7%	605,858	8.8%
Total operating expenses	99,366,107	22.1%	84,484,687	21.1%	14,881,420	17.6%
(Loss) income from operations	(9,136,418)	(2.0)%	1,320,672	0.3%	(10,457,090)	(791.8)%
Interest expense	7,172	0.0%	8,395	0.0%	(1,223)	(14.6)%
(Loss) income before income tax	(9,143,590)	(2.0)%	1,312,277	0.3%	(10,455,867)	(796.8)%
Income tax (benefit)	(1,180,790)	(0.3)%	(801,552)	-0.2%	(379,238)	47.3%
Net (loss) income	$(7,962,800)	(1.8)%	$2,113,829	0.5%	$(10,076,629)	(476.7)%

Revenue

Revenue increased $47.8 million, or 11.9%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily attributable to increases in the conversion rate of 11.3% and in the average order value of 12.9%, partially offset by a decrease in traffic of 14.4%.

Supply chain disruptions adversely impacted net sales. Cancellations of sales orders increased to 12.8% for the year ended December 31, 2021 compared to 10.9% for the year ended December 31, 2020. The increase in cancellation rates resulted in $10 million more in cancellations in 2021 compared to 2020, and $30 million more in cancellations in 2021 compared to 2019.

The increase in the site conversion rate was primarily attributable to search engine bidding automation and optimization, continuous customer experience enhancements and pricing initiatives, product cultivation, and continued e-commerce adoption. The increase in the average order value was primarily attributable to increases in the average number of items per order, changes in the mix of categories of items sold and inflation.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the year ended December 31, 2021, cost of goods sold increased by $43.4 million, or 13.8%, compared to the year ended December 31, 2020. This increase in cost of goods sold was primarily driven by an increase in the number of orders or products sold, as well as increases in cost of product and shipping costs.

For the year ended December 31, 2021, cost of goods sold was 79.9% of revenue, compared to 78.6% of revenue for the year ended December 31, 2020. The 1.3% increase in cost of goods sold as a percentage of revenue was primarily attributable to ongoing supply chain disruptions associated with the COVID-19 pandemic. During the year ended December 31, 2021, we had to source some products from alternate vendors that had higher price points due to product price inflation and higher shipping costs, which higher prices were not passed on to the customer entirely. We have now begun to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness. Management only expects these cost pressures to materially ease if and when the COVID-19 pandemic and related containment measures abate, which cannot be currently predicted with any certainty.

Gross Profit and Gross Margin

Gross profit increased $4.4 million, or 5.2%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily attributable to the 11.9% increase in revenue in the year ended December 31, 2021, partially offset by the increase in cost of goods sold due primarily to increases in product costs and ongoing supply chain disruptions associated with the COVID-19 pandemic.

Gross margin of 20.1% for the year ended December 31, 2021, was lower than the gross margin of 21.4% for the year ended December 31, 2020, primarily attributable to increases in product and shipping costs associated with ongoing supply chain disruptions as discussed above.

Operating Expenses

Advertising expenses increased $9.0 million, or 26.9%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase in advertising costs was primarily attributable to (i) an increase in average cost-per-click, (ii) a change in the mix of advertising channels used, and (iii) testing of new advertising campaigns and content development. Management believes investment in advertisement is one of the key drivers of revenue and its efficiency is measured by management in terms of revenue per advertisement dollar spent.

Decreases in overall available searches and increasing competition, coupled with additional campaigns that were transitioned to automated bidding from manual bidding, led to higher costs-per-click for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The consequent higher advertising cost was partly offset by an increase in the site conversion rate and the average order value. Management continues to take steps to diversify advertising in new channels, such as paid social and customer retention programs to drive growth.

Selling, general and administrative (“SG&A”) expenses increased $5.3 million, or 11.9%, compared to the year ended December 31, 2020. This increase was primarily attributable to an increase of (i) $4.9 million in non-cash stock compensation expense, (ii) $4.0 million in public company operating expenses, and (iii) $1.3 million in merchant services provider processing fees in line with the increase in revenue, partially offset by a $5.5 million decrease in business combination transaction expenses which occurred in the year ended December 31, 2020 but did not reoccur in the year ended December 31, 2021.

Depreciation expenses increased $0.6 million, or 8.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Interest Expense

Interest expense decreased by $1,223, or 14.6%, for the year ended December 31, 2021, compared to the year ended December 31, 2020.

Income Tax Expenses

Income tax expenses decreased by $0.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. For the year ended December 31, 2021, the effective income tax rate was 12.91% compared to (61.08)% for the year ended December 31, 2020. The change in rate was primarily attributable to changes in state taxes and the incurrence of expenses that are not deductible for income tax purposes.

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

To this end, we provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income (loss) plus (a) interest expense; (b) income tax provision (or less benefit); and (c) depreciation expense. Adjusted EBITDA consists of EBITDA plus stock compensation expense and other costs, fees, expenses, write offs and other items that do not impact the fundamentals of our operations, as described further below following the reconciliation of these metrics. Management believes these non-GAAP measures provide useful information to investors in their assessment of the performance of our business. The exclusion of certain expenses in calculating EBITDA and Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board.

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

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Year ended December 31,
	2021	2020
Net income (loss)	$(7,962,800)	$2,113,829
Interest expense	7,172	8,395
Income tax (benefit)	(1,180,790)	(801,552)
Depreciation	7,465,095	6,859,237
EBITDA	(1,671,323)	8,179,909
Stock compensation expense	4,852,985	-
Business combination transaction expenses(1)	-	5,544,520
Founder’s compensation(2)	-	687,692
Legal & settlement expenses (3)	1,150,247	725,081
Other items(4)	-	291,164
Adjusted EBITDA Total	$4,331,909	$15,428,366
% of revenue	1.0%	3.8%

(1)	Represents the expenses incurred solely related to the Business Combination that closed in November 2020. It primarily includes investment banker fees, legal fees, professional fees for accountants and SEC and Hart-Scott-Rodino filing fees.
(2)	Represents the excess compensation paid to one of the two founders of Onyx over the amount management believes would have been the compensation of an independent professional CEO for the applicable reporting periods.
(3)	Represents legal and settlement expenses and gains related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency and significance to our operating results.
(4)	Includes write-offs of advances and certain fraud loss claims from earlier years that we determined were uncollectible.

Net income (loss) decreased by $10.1 million to a net loss of $8.0 million for the year ended December 31, 2021, as compared to net income of $2.1 million for the year ended December 31, 2020. The decrease in net income (loss) was primarily driven by increases in advertising costs, non-cash stock compensation expense and public company operating expenses, as discussed above. The year-over-year decrease in Adjusted EBITDA for the year ended December 31, 2021, was attributable to the decrease in net income (loss), partially offset by the decrease in business combination transaction expenses during 2020 that did not recur in 2021, as noted in the reconciliation table above.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

	Years ended December 31,
	2021	2020
Net cash provided by operating activities	$8,620,390	$21,988,592
Purchase of property and equipment	(324,025)	(58,544)
Purchase of intangible assets	(25,214)	(15,269)
Website and software development costs	(7,250,921)	(7,283,044)
Free Cash Flow	$1,020,230	$14,631,735

Liquidity and Capital Resources

The Company’s cash was $23.2 million and $22.2 million as of December 31, 2021 and 2020, respectively. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, the impacts of COVID-19 on macroeconomic conditions, and our ability to take further cost savings and cash conservation measures if necessary. At this time, we believe that cash flows generated from operations and our cash will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors” for a discussion of the factors that may impact our ability to maintain adequate liquidity.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

	Years ended December 31,
	2021	2020
Net cash provided by operating activities	$8,620,390	$21,988,592
Net cash used in investing activities	(7,600,160)	(7,320,857)
Net cash used in financing activities	(19,706)	(6,083,864)
Net change in cash	$1,000,524	$8,583,871

Our principal sources of liquidity are cash flows generated from operations, particularly negative working capital.

Cash Flows from Operating Activities

The net cash provided by operating activities consist of our net income (loss), adjusted for certain non-cash items, including depreciation, and share based compensation expense, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss). We have a negative working capital model (current liabilities exceed current assets). Any profitable growth in revenue results in incremental cash for the Company, as we receive funds when customers place orders on the website, while accounts payable are paid over a period of time, based on vendor terms, which range on average from one week to eight weeks.

Cash provided by operating activities in the year ended December 31, 2021 was $8.6 million and was driven primarily by the impact of non-cash depreciation and amortization expense of $7.5 million, cash provided by changes in operating assets and liabilities of $5.5 million, and share based compensation expense of $4.8 million.

Cash provided by operating activities in the year ended December 31, 2020, was $22.0 million and was driven primarily by cash provided by operating assets and liabilities of $13.9 million and the impact of non-cash depreciation and amortization expense of $6.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.6 million and $7.3 million for the years ended December 31, 2021 and 2020, respectively, consisting primarily of website and software development costs in both years. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2021, was $0.02 million, compared to $6.1 million for the year ended December 31, 2020. The decrease was primarily related to a cash payout of $5.6 million for the cancellation of Legacy common stock warrants in the year ended December 31, 2020, that did not reoccur in the year ended December 31, 2021.

Future Cash Requirements

Operating Leases

The Company has several non-cancelable operating leases for facilities and vehicles that expire over the next four years. Rental expense for operating leases was $1,207,969 and $1,220,408 for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as follows:

Year ending December 31,
2022	$947,275
2023	548,993
2024	46,092
$1,542,360

Debt and Capital Structure Activity

We had no borrowings as of December 31, 2021. However, we continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, and/or enter into financing obligations for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Capital Expenditures

Capital expenditures consists primarily of website and software development, and the amount and timing thereof varies depending on the timing of technology and product development cycles.

Dividends

The Company has never paid dividends on any of our capital stock and currently intends to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of the Board and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant.

Cash Taxes

Taxes paid in cash in the year ended December 31, 2021 were $4,209 (none in the year ended December 31, 2020). As of December 31, 2021, the Company had $8,173,388 in federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly available to offset future taxable income indefinitely. However, the NOL’s are subject to an 80% of taxable income limitation for all periods after January 1, 2021. The Company does not currently anticipate any significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operation of the registrant. These items require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic environments, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements is set forth below. See Note 2 of the Notes to Consolidated Financial Statements included in this report for our other significant accounting policies and accounting pronouncements that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

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

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. The Company has two types of customer liabilities: (i) amounts received from customers prior to the delivery of products are recorded as customer deposits on our balance sheets and are recognized as revenue when the products are delivered, amounting to $15,497,857 and $16,185,648 as of December 31, 2021 and 2020, respectively and (ii) site credits, which are initially recorded in accrued expenses and are recognized as revenue in the period they are redeemed, amounting to $2,855,998 and $2,422,051 as of December 31, 2021 and 2020, respectively.

The outstanding days from the order date of our unshipped and undelivered orders based on our actual determination were, on average, 11.6 days as of December 31, 2021, and 12.7 days as of December 31, 2020. The decrease in time between outstanding days from December 31, 2021 compared to December 31, 2020 was due to our prioritizing vendors with higher inventory levels.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Net allowances for sales returns as of December 31, 2021 and 2020, were $738,465 and $1,062,077, respectively.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material.

Adjustments to our estimated net allowances for sales returns over the years ended December 31, 2021 and 2020 were as follows:

Year Ended December 31,	Balance at Beginning of Period	Adjustments	Balance at Close of Period
2021	$1,062,077	$(323,612)	$738,465
2020	$495,697	$566,380	$1,062,077

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

 The amount of capitalized software costs for the years ended December 31, 2021 and 2020 were as follows:

Year Ended December 31,	Capitalized Software
2021	$7,250,921
2020	$7,283,044

Stock-Based Compensation

Compensation expense related to stock option awards and restricted stock units granted to certain employees, directors and consultants is based on the fair value of the awards on the grant date. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date is based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost is adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date or any subsequent reporting date. Forfeitures are recorded as they occur. The Company recognizes compensation cost related to time-vested options and restricted stock units with graded vesting features on a straight-line basis over the requisite service period. Compensation cost related to a performance-vesting options and performance-based units, where a performance condition or a market condition that affects vesting exists, is recognized over the shortest of the explicit, implicit, or defined service periods. Compensation cost is adjusted depending on whether or not the performance condition is achieved. If the achievement of the performance condition is probable or becomes probable, the full fair value of the award is recognized. If the achievement of the performance condition is not probable or ceases to be probable, then no compensation cost is recognized or amounts previously recognized are reversed.

Changes in expectations and outcomes different from estimates (such as the achievement or non- achievement of performance conditions) may cause a significant adjustment to earnings in a reporting period as timing and amount of expense recognition is highly dependent on management’s estimate.

Deferred Tax Assets

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

Allowance for Doubtful Accounts

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of December 31, 2021 and 2020, the Company determined that an allowance for doubtful accounts was not necessary. As circumstances change, it could result in material adjustments to the allowance for doubtful accounts.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following consolidated financial statements of PARTS iD, Inc. are set forth beginning on page F-1 below.

2.	Financial Statement Schedules

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

3.	Exhibits

Not applicable

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of August 23, 2019, by and between the Company and Blue Valor Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 27, 2019).
2.2	First Amendment to Share Exchange Agreement, dated as of December 2, 2019, by and between the Company and Blue Valor Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019).
2.3	Amended and Restated Share Exchange Agreement, dated as of December 2, 2019, by and between Blue Valor Limited, a company incorporated in Hong Kong and an indirect, wholly-owned subsidiary of Blue Focus Intelligent Communications Group Ltd. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2019).
2.4	First Amendment to the Amended and Restated Share Exchange Agreement, dated March 13, 2020, by and between Legacy Acquisition Corp. and Blue Valor Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 13, 2020).
2.5	Business Combination Agreement among Legacy Acquisition Corp., Excel Merger Sub I, Inc., Excel Merger Sub II, LLC, and Onyx Enterprises Int’l Corp., and Shareholder Representative Services LLC, dated as of September 18, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2020).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).
4.1	See Exhibit 3.1 for provisions of the Second Amended and Restated Certificate of Incorporation of the Company defining the rights of holders of Common Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).
4.2	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws, as amended, of the Company defining the rights of holders of Common Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).
4.3	Description of Registrant’s Securities.
10.1	Investment Management Trust Account Agreement, dated as of November 16, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017).
10.2	Amendment No. 1 to Investment Management Trust Agreement dated October 22, 2019 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).
10.3	Amendment No. 2 to Investment Management Trust Agreement dated May 18, 2020 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020).
10.4	Registration Rights Agreement, dated as of November 16, 2017, by and among the Company and the initial security holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2017).

10.5	Registration Rights Agreement, dated as of November 20, 2020, by and among the Company and the parties listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-A filed on November 23, 2020).
10.6	Amended and Restated Promissory Note, dated October 20, 2017, issued to Legacy Acquisition Sponsor I LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017).
10.7	Securities Subscription Agreement, dated October 16, 2016, between the Registrant and Legacy Acquisition Sponsor I LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017).
10.8	Sponsor Warrants Purchase Agreement effective as of October 24, 2017, between the Registrant and Legacy Acquisition Sponsor I LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on October 25, 2017).
10.9	Administrative Services Agreement, dated as of November 16, 2017, by and among the Company and Legacy Acquisition Sponsor I LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-38296) filed with the Securities and Exchange Commission on March 29, 2018).
10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-221116) filed with the Securities and Exchange Commission on November 8, 2017).
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2020).
10.12	Promissory Note dated as of October 23, 2019 issued by the Company to Blue Valor Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2019).
10.13	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
10.14	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2020).
10.15	Promissory Note dated as of December 17, 2019 issued by the Company to Blue Valor Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020).
10.16	Termination Agreement, dated as of March 13, 2020, by and among the Company, Legacy Acquisition Sponsor I LLC and Blue Valor Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 13, 2020).
10.17	Sponsor Support Agreement, dated as of September 18, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2020).
10.18	Amended and Restated Sponsor Support Agreement, dated as of November 20, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2020)
10.19	Sponsor Lock-Up Agreement, dated September 18, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2020)
10.20	Form of Stockholder Support Agreement, dated as of September 18, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2020).
10.21	Amended and Restated Promissory Note Amendment Side Letter, dated November 20, 2020, by and between the Company, Legacy Acquisition Sponsor I LLC and Blue Valor Limited. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-252567) filed with the Securities and Exchange Commission on January 29, 2021).

10.22*	PARTS iD, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021).
10.23*	PARTS iD, Inc. 2020 Employee Stock Purchase Plan, (incorporated by reference to Annex F to the Company’s Information Statement on Schedule 14C filed on October 30, 2020).
10.24*	Form of Option Agreement under the PARTS iD 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 27, 2020).
10.25*	Form of Restricted Stock Unit Agreement under the PARTS iD 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 27, 2020).
10.26*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2021).
10.27*	Employment Agreement, dated October 8, 2019, between Onyx Enterprises Int’l Corp. and Ajay Roy (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.28*	Employment Agreement, dated November 28, 2019, between Onyx Enterprises Int’l Corp. and Antonino Ciappina (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.29*	Employment Agreement, dated August 4, 2020, between Onyx Enterprises Int’l Corp. and Kailas Agrawal (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.30*	Form of Restricted Stock Units Agreement under the PARTS iD, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.31*	Form of Performance Units Agreement under the PARTS iD, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.32*	Employment Agreement, amended and restated on July 19, 2021, between PARTS iD, LLC and Ajay Roy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021).
10.33*	Employment Agreement, amended and restated on July 12, 2021, between PARTS iD, LLC and Antonino Ciappina (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021).
10.34*	Employment Agreement, amended and restated on July 13, 2021, between PARTS iD, LLC and Kailas Agrawal (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021).
10.35*	Offer Letter, dated September 14, 2021, between PARTS iD, LLC and B. John Pendleton, Jr.
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed on November 27, 2020).
23.1	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of PARTS iD, Inc. (f/k/a Legacy Acquisition Corp.)
24	Power of Attorney (included on the signature page hereof).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

March 14, 2022	By:	/s/ Antonino Ciappina
Antonino Ciappina
Chief Executive Officer

Each of the undersigned hereby appoints Antonino Ciappina and Kailas Agrawal, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2022.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonino Ciappina	Chief Executive Officer	March 14, 2022
Antonino Ciappina	(Principal Executive Officer)

/s/ Kailas Agrawal	Chief Financial Officer and Assistant	March 14, 2022
Kailas Agrawal	Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Prashant Pathak	Director	March 14, 2022
Prashant Pathak

/s/ Aditya Jha	Director	March 14, 2022
Aditya Jha

/s/ Darryl T.F. McCall	Director	March 14, 2022
Darryl T.F. McCall

/s/ Rahul Petkar	Director	March 14, 2022
Rahul Petkar

/s/ Edwin J. Rigaud	Director	March 14, 2022
Edwin J. Rigaud

/s/ Ann M. Schwister	Director	March 14, 2022
Ann M. Schwister

/s/ Richard White	Director	March 14, 2022

Richard White

PARTS iD, INC.

Audited Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

PARTS iD, INC.

PARTS iD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of PARTS iD, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PARTS iD, Inc (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

Princeton NJ

March 14, 2022

PCAOB ID Number 100

PARTS iD, INC.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	2021	2020
ASSETS
Current assets
Cash	$23,203,230	$22,202,706
Accounts receivable	2,157,108	2,236,127
Inventory	5,754,748	4,856,265
Prepaid expenses and other current assets	4,874,704	5,811,332
Total current assets	35,989,790	35,106,430

Property and equipment, net	13,700,876	11,470,360
Intangible assets	262,966	237,752
Deferred tax assets	2,314,907	1,099,800
Other assets	267,707	267,707
Total assets	$52,536,246	$48,182,049

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$40,591,938	$35,631,913
Customer deposits	15,497,857	16,185,648
Accrued expenses	6,221,330	5,468,570
Other current liabilities	3,930,841	3,592,782
Notes payable, current portion	-	19,706
Total liabilities	66,241,966	60,898,619

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value per share;
1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share;
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized and 33,965,804 and 32,873,457 issued and outstanding, as of December 31, 2021 and 2020, respectively	3,396	3,287
Additional paid in capital	6,973,541	-
Accumulated deficit	(20,682,657)	(12,719,857)
Total shareholders' deficit	(13,705,720)	(12,716,570)

Total liabilities and shareholders' deficit	$52,536,246	$48,182,049

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

	Year ended December 31,
	2021	2020

Net revenue	$448,668,928	$400,832,371
Cost of goods sold	358,439,239	315,027,012

Gross profit	90,229,689	85,805,359

Operating expenses:
Advertising	42,346,886	33,359,299
Selling, general and administrative	49,554,126	44,266,151
Depreciation	7,465,095	6,859,237
Total operating expenses	99,366,107	84,484,687
(Loss) income from operations	(9,136,418)	1,320,672

Interest expense	7,172	8,395
(Loss) income before income taxes	(9,143,590)	1,312,277
Income tax (benefit)	(1,180,790)	(801,552)
Net (loss) income	$(7,962,800)	$2,113,829

Net (loss) income	$(7,962,800)	$2,113,829
Less: Preferred stocks dividends	-	15,442,697
Loss available to common shareholders	$(7,962,800)	$(13,328,868)
Loss per common share
Loss per share (basic and diluted)	$(0.24)	$(0.52)
Weighted average number of shares (basic and diluted)	33,179,973	25,860,097

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

Consolidated Statements of Changes in Shareholders’ Deficit

For the years ended December 31, 2021 and 2020

	Class A Common Stock		Additional Paid In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital	Amount	Deficit
Balance at January 1, 2020	24,950,958	$2,495	$4,998,505	$(14,008,170)	$(9,007,170)
Preferred stock dividend	-	-	-	(442,697)	(442,697)
Acquisition of Legacy Acquisition Corp.	5,362,152	536	238,951	-	239,487
Redemption of warrants in connection with acquisition of Legacy Acquisition Corp.	2,560,347	256	(5,237,456)	(382,819)	(5,620,019)
Net income	-	-	-	2,113,829	2,113,829
Balance at December 31, 2020	32,873,457	$3,287	$-	$(12,719,857)	$(12,716,570)
Shares issued on release of working capital reserve	299,999	30	(30)	-	-
Share based compensation	792,348	79	6,973,571	-	6,973,650
Net loss	-	-	-	(7,962,800)	(7,962,800)
Balance at December 31, 2021	33,965,804	$3,396	$6,973,541	$(20,682,657)	$(13,705,720)

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	Year ended December 31,
	2021	2020

Cash Flows from Operating Activities:
Net (loss) income	$(7,962,800)	$2,113,829
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,465,095	6,859,237
Deferred income (benefits) taxes	(1,215,107)	(836,500)
Share based compensation expense	4,852,985	-
Gain sale of fixed assets	-	(3,228)
Changes in operating assets and liabilities:
Accounts receivable	79,019	(1,067,867)
Inventory	(898,483)	(1,456,889)
Prepaid expenses and other current assets	936,628	(2,777,595)
Accounts payable	4,960,025	10,418,256
Customer deposits	(687,791)	7,585,734
Accrued expenses	752,760	458,002
Other current liabilities	338,059	695,613
Net cash provided by operating activities	8,620,390	21,988,592

Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	-	36,000
Purchase of property and equipment	(324,025)	(58,544)
Purchase of intangible assets	(25,214)	(15,269)
Website and software development costs	(7,250,921)	(7,283,044)
Net cash used in investing activities	(7,600,160)	(7,320,857)

Cash Flows from Financing Activities:
Principal paid on notes payable	(19,706)	(20,892)
Payments of preferred stock dividends	-	(442,697)
Cash payments for cancellation of Legacy warrants	-	(5,620,275)
Net cash used in financing activities	(19,706)	(6,083,864)

Net change in cash	1,000,524	8,583,871
Cash, beginning of period	22,202,706	13,618,835
Cash, end of period	$23,203,230	$22,202,706

Supplemental disclosure of cash flows information:
Cash paid for interest	$7,172	$7,684
Cash paid for income taxes	$4,209	$-

The accompanying notes are an integral part of the consolidated financial statements.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we” or “us”), is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experience within niche markets. PARTS iD has a product portfolio comprising approximately 18 million SKUs, an end-to-end digital commerce platform for both digital commerce and fulfillment, and a virtual shipping network comprising over 2,500 locations, over 5,000 active brands, and machine learning algorithms for complex fitment industries such as vehicle parts and accessories. Management believes that the Company is a market leader and proven brand-builder, fueled by its commitment to delivering an engaging shopping experience; comprehensive, accurate and varied product offerings; and continued digital commerce innovation.

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

PARTS iD, INC.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements include revenue recognition, return allowances, allowance for doubtful accounts, valuation of deferred income tax assets, stock-based compensation, and the capitalization and recoverability of software development costs.

Stock Compensation

Compensation expense related to stock option awards and restricted stock units granted to certain employees, directors and consultants is based on the fair value of the awards on the grant date. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date is based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost is adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date or any subsequent reporting date. Forfeitures are recorded as they occur. The Company recognizes compensation cost related to time-vested options and restricted stock units with graded vesting features on a straight-line basis over the requisite service period. Compensation cost related to a performance-vesting options and performance-based units, where a performance condition or a market condition that affects vesting exists, is recognized over the shortest of the explicit, implicit, or defined service periods. Compensation cost is adjusted depending on whether or not the performance condition is achieved. If the achievement of the performance condition is probable or becomes probable, the full fair value of the award is recognized. If the achievement of the performance condition is not probable or ceases to be probable, then no compensation cost is recognized or amounts previously recognized are reversed.

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

Certain Significant Risks and Uncertainties

In February 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. The Company’s ability to maintain adequate liquidity for its operations is dependent upon a number of factors, including its revenue and earnings, the impacts of COVID-19 on macroeconomic conditions, and its ability to take further cost savings and cash conservation measures if necessary. The conflict could have a material adverse effect upon the Company. Refer to Note 9— Subsequent Events for additional information.

Accounts Receivable

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of December 31, 2021 and 2020, the Company determined that an allowance for doubtful accounts was not necessary.

Inventory

Inventories consist of purchased goods that are immediately available-for-sale and are stated at the lower of cost or net realizable value, determined using the first-in first-out method. Merchandise-in-transit directly from suppliers to customers is recorded in inventory until the product is delivered to the customer. As of December 31, 2021 and 2020, merchandise-in-transit amounted to $4,053,610 and $4,208,514, respectively. Risk of loss is transferred from the supplier to the Company at the shipping point.

Other Current Assets

Other current assets include advances to vendors amounting to $3,185,681 and $3,708,759, as of December 31, 2021 and 2020, respectively which is included in prepaid expenses and other current assets on the consolidated balance sheets.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Website and Software Development

The Company capitalizes certain costs associated with website and software developed for internal use in accordance with ASC 350-50, Intangibles – Goodwill and Other – Website Development Costs and ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred.

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

Intangible Assets

Intangible assets consist of indefinite-lived domain names and are stated at cost less impairment losses, if any. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. The Company has determined that there were no triggering events in the years ended December 31, 2021 and 2020, and no impairment charges were necessary.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This standard replaced all previous accounting guidance on this topic, eliminated all industry-specific guidance and provided a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under prior guidance. Judgments include identifying performance obligations in the contract, estimating the amount of consideration to include in the transaction price, and allocating the transaction price to each performance obligation.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identifies contracts with customers; (ii) identifies performance obligation(s); (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligation(s); and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

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

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Allowances for sales returns at December 31, 2021 and 2020, were $738,465 and $1,062,077, respectively.

PARTS iD, INC.

Notes to Consolidated Financial Statements

The Company also earns advertising revenues through sales of media space on its e-commerce site. Advertising revenue is recognized during the period in which the advertisements are displayed on the Company’s e-commerce site. Advertising revenue amounted to $353,985 and $392,262 for the years ended December 31, 2021 and 2020, respectively.

The Company has two types of contractual liabilities: (i) amount received from customers prior to the delivery of products are recorded as customer deposits in the accompanying balance sheets and are recognized as revenue when the products are delivered, amounting to $15,497,857 and $16,185,648 at December 31, 2021 and 2020, respectively and (ii) site credits, (which are initially recorded in accrued expenses and are recognized as revenue in the period they are redeemed), amounting to $2,855,998 and $2,422,051 at December 31, 2021 and 2020, respectively.

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

ASC 740 also provides guidance on the accounting for uncertain tax positions recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, management concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company files U.S. federal and State of New Jersey tax returns and had no unrecognized tax benefits at December 31, 2021 and 2020.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its filing positions.

Earnings (Loss) Per share

Prior to January 1, 2021, the Company used the two-class method to compute earnings per common share because the Company had issued preferred securities that entitled the holder to participate in dividends and earnings of the Company. Under this method, net income (loss) was reduced by any dividends earned during the period. The remaining earnings (undistributed earnings) were allocated to Class A common stock and each series of preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock was then divided by the number of outstanding shares to which the earnings were allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the preferred stock have no obligation to fund losses.

For the years ended December 31, 2021 and 2020, basic net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include performance-based stock units and unvested restricted stock units using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted net loss per common share due to the Company’s net loss.

PARTS iD, INC.

Notes to Consolidated Financial Statements

The following average number of potentially dilutive securities were excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2021 and 2020, as they would be antidilutive:

	Year ended December 31,
	2021	2020
Performance-based units	619,000	-
Unvested restricted stock units	1,551,033	-
Total	2,170,033	-

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires the recognition of a “right to use” asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all of the Company’s lease obligations. This ASU is effective for fiscal years beginning after December 15, 2021. The Company does not believe Topic 842 will have a material impact on its financial statements.

Note 3 – Property and Equipment

Property and equipment consisted of the following as of:

	December 31,
	2021	2020
Website and software development	$43,265,793	$33,894,207
Furniture and fixtures	851,926	843,575
Computers and electronics	994,925	696,684
Vehicles	430,162	430,162
Leasehold improvements	237,190	219,757
Video and equipment	176,903	176,903
Total - Gross	45,956,899	36,261,288
Less: accumulated depreciation	(32,256,023)	(24,790,928)
Total - Net	$13,700,876	$11,470,360

Website and software development included capitalized stock-based compensation of $2,120,665 and $0 for the year ended December 31, 2021 and 2020 respectively. Depreciation of property and equipment for the years ended December 31, 2021 and 2020 amounted to $7,465,095 and $6,859,237, respectively.

Note 4 – Shareholders’ Deficit

Preferred Stock

In connection with the merger in November 2020 (Note 1), Legacy purchased all outstanding shares of preferred stock of Onyx for payments of $9.0 million in cash and $11.0 million in stock, assumed by Legacy Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), through the transfer of 1,100,000 of the Sponsor’s shares of Legacy Class A common stock at $10.00 per share.

This redemption of preferred stock was accounted for as an extinguishment and the Company recognized a deemed dividend of $15.4 million. The deemed dividend was calculated as the excess fair value of the $9.0 million cash and $11.0 million of PARTS iD, Inc common stock over the $5.0 million carrying value of the preferred stock at the time of redemption. The deemed dividend is recognized as a component of net loss attributable to Class A common stockholders for purposes of computing basic and diluted earnings per share. Because the Company has an accumulated deficit, the deemed dividend and the redemption of preferred stock is recorded within additional paid in capital.

PARTS iD, INC.

Notes to Consolidated Financial Statements

As of December 31, 2021 and 2020, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of December 31, 2021 and 2020, no shares of Preferred Stock were issued or were outstanding. The Certificate of Incorporation of the Company authorizes the Board to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issue of any Preferred Stock.

Common Stock

As of December 31, 2021 and 2020, the Company had 33,965,804 and 32,873,457, respectively, shares of Class A common stock outstanding. As of December 31, 2021 and 2020, the Company had reserved 6,905,830 and 7,698,178, respectively, shares of Class A common stock for issuance as follows:

	Nature of Reserve	As of December 31, 2021	As of December 31, 2020
a.	Indemnification reserve: Upon the expiration of the indemnification period of two years as described in the Business Combination Agreement, subject the payments of indemnity claims, if any, the Company will issue up to 750,000 Common shares to former Onyx shareholders	750,000	750,000
b.	Adjustment reserve: Upon finalizing the Merger consideration, in 2021, the Company issued 299,999 Common shares to former Onyx shareholders	-	300,000
c.	EIP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Equity Incentive Plan	4,112,248	4,904,596
d	ESPP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Employee Stock Purchase Plan	2,043,582	2,043,582
	Total shares reserved for future issuance	6,905,830	7,998,178

Further, pursuant to the Business Combination Agreement, the Sponsor has a right to 1,502,129 shares of Class A common stock should its price exceed $15.00 per share for any thirty-day trading period during the 730 calendar days after the effective date of the Business Combination.

Voting, Dividends, and Other Distributions:

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

Rights and Options:

The Company has the authority to create and issue rights, warrants and options entitling the holders thereof to acquire from the Corporation any shares of its capital stock of any class or classes, with such rights, warrants and options to be evidenced by or in instrument(s) approved by the Board. The Board is empowered to set the exercise price, duration, times for exercise and other terms and conditions of such rights, warrants or options; provided, however, that the consideration to be received for any shares of capital stock issuable upon exercise thereof may not be less than the par value thereof. The Common stockholders does not carry any preemptive rights enabling them to subscribe for, or receive shares of, common stock or any other securities convertible into shares of common stock.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 5 – Commitments and Contingencies

Operating Leases

The Company has several non-cancelable operating leases for facilities and vehicles that expire over the next four years. Rental expense for operating leases was $1,207,969 and $1,220,408 for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as follows:

Year ending December 31,
2022	$947,275
2023	548,993
2024	46,092
$1,542,360

Legal Matters

Closed matters:

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

Business Combination Litigation

On October 3, 2020, counsel to Stanislav Royzenshteyn and Roman Gerashenko (together, the “Founder Stockholders”) and Onyx Enterprises Canada Inc. and its principals (collectively, the “Investor Stockholder and Principals”) received a letter from counsel to the Founder Stockholders objecting to the Investor Stockholder’s use of the “drag-along right” under Section 4.5 of the Stockholders Agreement, dated July 17, 2015 (the “Stockholders Agreement”), and the proxy granted pursuant to Section 5.1 of the Stockholders Agreement to execute (i) the stockholder written consent, dated September 18, 2020, approving the Business Combination Agreement and (ii) the Stockholder Support Agreements, in each case on behalf of the Founder Stockholders. The letter also describes the Business Combination as unlawful and threatens further unspecified actions by the Founder Stockholders.

On October 15, 2020, the Founder Stockholders filed an order to show cause to preliminarily enjoin the Business Combination pending final adjudication of the Shareholder Litigation. On October 23, 2020, the Superior Court of New Jersey, Chancery Division, Monmouth County refused to grant a preliminary injunction and set the hearing date on the order to show cause for December 4, 2020. On October 26, 2020, the Founder Stockholders filed an application for permission to file emergent motion to request a temporary restraining order preventing the closing of the Business Combination prior to the hearing on December 4, 2020 with the Superior Court of New Jersey, Appellate Division, which such court denied. On October 27, 2020, the Founder Stockholders appealed the Appellate Division’s ruling to the Supreme Court of New Jersey. On October 28, 2020, the Supreme Court of New Jersey denied such appeal. On November 20, 2020, the Founder Stockholders requested another emergent motion before the Superior Court of New Jersey, Chancery Division, Monmouth County for a temporary restraining order preventing the closing of the Business Combination.  The Superior Court of New Jersey, Chancery Division, Monmouth County denied that request by order dated November 20, 2020.  The Founder Stockholders withdrew their order to show cause after the November 20, 2020 order was entered. Since then, the Founding Stockholders advised the court that they will no longer seek to unwind the Business Combination. Rather, they are seeking damages from the defendants in the Shareholder Litigation (as defined below).

PARTS iD, INC.

Notes to Consolidated Financial Statements

Open Matters:

Environmental Protection Agency (“EPA”) v. Onyx Enterprises Int’l, Corp. d/b/a CARiD

On October 22, 2018, the U.S. Environmental Protection Agency (the “EPA”), submitted a formal information request asserting that the Company sold improper and illegal defeat devices in violation of the Clean Air Act (the “CAA”). The Company responded in December 2018. On July 16, 2020, the EPA presented the Company with a proposed notice of violation directed to a subset of sales performance parts that the EPA alleges were sold by the Company in violation of the CAA. The EPA did not propose an aggregate fine but identified 267 transactions as being in violation of the CAA. The products in question were sold by the Company in 2018 and have since been removed from its platform. On November 22 2020, the Company provided a response to the EPA with analysis directed at the reasons the 267 transactions did not violate the CAA.  EPA subsequently proposed a fine to the Company and the parties are negotiating a final disposition of this matter that the Company believes will not have a material adverse effect on the Company’s financial condition or results of operations.

Onyx Enterprises Int’l, Corp. v. IDParts, LLC

On June 30, 2020, the Company  initiated a trademark infringement action against IDParts, LLC  (“IDParts”) for the unlawful use of “ID” to sell automotive products through its eCommerce platform found at www.idparts.com.  The Company first used “iD” to sell automotive products in March of 2009 on its ecommerce platform found at www.carid.com.  The Civil Action is captioned as Onyx Enterprises Int’l, Corp. v. IDParts, LLC, Civil Action Number 1:20-cv-11253-RMZ and is currently pending before the United States District Court for the District of Massachusetts.   On August 4, 2020, the Company filed the First Amended Complaint.  Upon being served by the Company, IDParts counterclaimed against the Company for infringement of its alleged common law trademark rights arising from is use of “IDParts” on www.idparts.com in January of 2010.  On January 22, 2021, the Company filed the Second Amended Complaint against IDParts.  The Company is seeking monetary damages for use of its trademark as well as an order precluding IDParts from continuing to use “ID” as part of its branding.  IDParts is seeking similar relief through its counterclaims. As discovery is almost completed, the parties are now engaged in expert discovery and the case is expected to go to trial later in 2022. The case value and exposure are undetermined at this time.

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

Volkswagen has obtained a stay of this matter pending the outcome in the ID Parts matter. The Company is seeking monetary damages for use of its trademark as well as an order precluding Volkswagen from continuing to use ID as part of its branding. As discovery has not commenced, the case value and exposure are undetermined at this time.

Shareholder Litigation

Royzenshteyn, et. al. v. Pathak, et al. v. Onyx Enterprises Int’l Corp, Superior Court of New Jersey, Monmouth County, Chancery Division, Docket No. MON-C-45.

This is a pending litigation matter that involves a shareholder dispute that arises from a stock purchase and warrant purchase agreement between Onyx Enterprises Int’l Corp. (“Onyx”) and Onyx Enterprises Canada, Inc. (“OEC”) (the “Transaction”).  The litigation was instituted by the plaintiffs, Stanislav Royzenshteyn and Roman Gerashenko (the “Plaintiffs”), who were the founding stockholders of Onyx, in the Superior Court of New Jersey, Chancery Division, Monmouth County on February 12, 2018 (the “Shareholder Litigation”).

PARTS iD, INC.

Notes to Consolidated Financial Statements

Onyx was named by the Plaintiffs as a nominal defendant based upon the plaintiffs’ shareholder derivative claims. The Defendants Carey Curtin and Prashant Pathak asserted third party claims against Onyx seeking indemnification from the Onyx to the extent that the claims were asserted by the Plaintiffs against the Defendants in their capacity as Directors of Onyx.

On August 31, 2021, the Judge issued a decision on the Defendants’ Motion for Summary Judgement, in which he granted the motion in part and denied it in part.  The fraud related claims asserted by the Plaintiffs against OEC, and the other defendants were not dismissed as well as certain other claims, including claims under the New Jersey Oppressed Minority Shareholder statute.   The shareholder derivative claims were dismissed leaving the Third-Party Complaint for indemnification as the only remaining claim that involves the Company.

The Company has not received a specific demand for any monetary damages from the Defendants regarding their indemnification claims, nor does the Company have any concrete information regarding the scope of any such potential damages.  Given the amount of time that the Defendants attorneys have devoted to defending the claims against their clients in the Shareholder Litigation, the potential damages arising from the indemnification claims could be significant. If the Defendants prevail on their  indemnification claims, the Company  will assert that that any damages sought should be allocated based on the time and effort spent in defending against the breach of fiduciary claims, as opposed to defending against the Plaintiffs’ fraud claims, which are the predominant claims in the litigation. Given that the breach of fiduciary claims against the Defendants have been dismissed, any claim for indemnification will only include fees and costs incurred prior to the decision on the Summary Judgment Motion.

Potential Claim by Former CEO

On August 12, 2020, the former CEO of the Company, Mr. Royzenshteyn, a plaintiff in the Shareholder Litigation, filed a motion to amend the complaint in the Shareholder Litigation matter first listed above, to assert claims arising from the Board’s acceptance of his resignation as CEO. Mr. Royzenshteyn has asserted that he did not resign but was terminated by the Board in breach of his employment agreement. His proposed complaint seeks payment of his severance and damages from the Company associated with his alleged termination. Mr. Royzenshteyn’s motion to amend the complaint has been denied by the Special Discovery Master, but his proposed claims are preserved for any potential future action brought by him against the Company. Management believes that Mr. Royzenshteyn’s claims are without merit, but at this stage without any litigation actually having been commenced, it is not possible  to determine the likelihood of success of any such claims and the potential  amount of liability, if any, of any award that may be made against the Company. Any amount awarded as a result will be recorded in the period it occurs.

Potential Indemnification Claims by Former Directors of Onyx

On October 29, 2020, former Onyx  Directors Royzenshteyn and Gerashenko ( the “Plaintiff Directors”) tendered a demand for indemnification from the Company pursuant to their  Director Indemnification agreements with Onyx.  The Company’s Board denied the request for indemnification.  On March 04, 2021, the Plaintiff Directors filed a motion in the Shareholder Litigation to reserve their indemnification claims for future litigation.  That motion was heard by the Special Discovery Master, who denied the motion on the grounds that the Plaintiff Directors had not filed a proposed amended pleading asserting these alleged claims with their motion. Subsequently, the Plaintiff Directors attempted to file an amended pleading with respect to the indemnification claims, which pleading was rejected by the court because it was not accompanied by an order.   Thereafter, the Plaintiff Directors submitted the proposed pleading to the Special Master, which pleading was opposed by the Company and the Defendants on the grounds that it was time barred based on the statute of limitations contained in the indemnification agreements. On January 04, 2022, the Special Master issued a report and recommendation in which he held that the Plaintiff Directors’ indemnification claims are not time-barred and are preserved for a future litigation. The Company has filed an objection to that Report and Recommendation.  The court has not yet ruled on the objection.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Misappropriation Action

The Company commenced an action on November 24, 2020 against Stanislav Royzenshteyn, the Company’s former CEO, captioned Parts iD, LLC v. Stanislav Royzenshteyn (the “Misappropriation Action”). The Misappropriation Action arises from Mr. Royzenshteyn’s failure to immediately return two Company computers and other equipment he had had in his possession upon his resignation as CEO in July 2020.  The Company is asserting claims against Mr. Royzenshteyn for violation of the Computer Related Offenses Act, New Jersey’s Trade Secrets Act, breach of fiduciary duties and breach of his employment agreement.  The Company is also asserting claims against Mr. Royzenshteyn for failing to return a luxury automobile purchased by the Company. The Company is seeking return of the automobile and any associated damages for the wrongful possession. At the same time the Company commenced the Misappropriation Action, it filed an application for a preliminary injunction and temporary restraints via order to show cause, and on January 8, 2021, the court entered an order enjoining Mr. Royzenshteyn from sharing or disseminating any Company information.  The Company filed an amended complaint on January 20, 2021 to include claims for breach of fiduciary duty and breach of contract relating to a bonus payment Mr. Royzenshteyn directed be paid to him in July 2020. Mr. Royzenshteyn moved to dismiss or stay the complaint in February 2021.  The Company opposed the motion and it has not yet been heard by the Court.  Given its early stage, the outcome of this matter cannot be determined.

Other Matters

The Company is subject to certain legal proceedings and claims which are common to, and arise in the ordinary course of, its business. Historically, the Company has been involved in legal proceedings or has received a variety of communications alleging that certain products marketed through its e-commerce distribution platform violate a) third-party intellectual property rights, including but not limited to copyrights, designs, marks, patents and trade names, b) governmental regulation, including emission control regulations or c) defective products or employee disputes. With regard to intellectual property rights, brand and content owners and others have actively asserted their alleged intellectual property rights against many online companies, including the Company. With regard to governmental regulation, the Company receives inquiries from governmental agencies that regulate the automobile industry to monitor compliance with emissions and other standards. With regard to defective products, the Company is covered by the vendor or manufacturer’s warranty. The Company has not incurred any material losses to date with respect to these types of matters nor does management believe that the final disposition of any such pending matters will have a material adverse effect on the Company’s financial position or results of operations.

The Company accrued $620,000 and $375,000 as of December 31, 2021 and 2020, respectively, in aggregate for the above open matters.

Note 6 – Employee Retirement Plan

The Company maintains a 401(k)-defined contribution plan covering all full-time employees who have completed twelve months of service. The Company may, at its sole discretion, match up to a percentage of each participating employee’s salary. The Company’s contributions vest in annual installments over five years. The Company did not make any discretionary contributions during the years ended December 31, 2021 and 2020.

Note 7 – Stock-Based Compensation

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP became effective immediately upon the closing of the Business Combination. As of December 31, 2021, of the 4,904,596 shares of Class A common stock reserved for issuance under the 2020 EIP in the aggregate, 4,112,248 shares remained available for issuance.

The 2020 EIP provides for the grant of stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, other stock-based awards and cash awards (collectively “awards”). The awards may be granted to employees, directors and consultants of the Company.

Beginning in January 2021, the Company has granted both restricted stock units (“RSUs”) and restricted performance-based stock units (“PSUs”) as described below.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Restricted Stock Units

The following table summarizes the activity related to RSUs during the year ended December 31, 2021:

	Year ended December 31, 2021
		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Unvested balance at beginning of the period	-	$-
Granted	2,358,381	$6.54
Vested	(792,348)	$6.56
Forfeited	(15,000)	$8.02
Unvested balance at December 31, 2021	1,551,033	$6.52

The Company has granted RSUs that vest over a specified period, generally up to three years from the date of grant. RSUs granted in 2021 included (a) 106,806 RSUs granted to directors, of which 49,994 vested on November 20, 2021 and the balance of 56,812 will vest on the earlier of June 8, 2022 or the date of the 2022 annual meeting of stockholders, and (b) 2,251,575 RSUs granted to various employees, contractors and consultants, of which (i) 742,354 vested on November 20, 2021, (ii) 15,000 were forfeited, and (iii) 1,494,221 will vest, subject to the participants’ continued service to the Company, as provided in the applicable award agreement.

The Company recognized $6,011,550 of stock-based compensation expense associated with RSUs for the year ended December 31, 2021. As of December 31, 2021, approximately $9.32 million of unamortized stock-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 1.8 years.

Performance Based Restricted Stock Units

The following tables summarize the activity related to PSUs during the year ended December 31, 2021:

PSU Type	Balance at January 1, 2021	Granted	Forfeited	Balance at December 31, 2021
Net revenue based	-	503,200	8,000	495,200
Weighted average grant date fair value	$-	$8.00	$8.02	$8.00
Cash flow based	-	125,800	2,000	123,800
Weighted average grant date fair value	$-	$2.44	$2.44	$2.44
Total	-	629,000	10,000	619,000

During the year ended December 31, 2021, the Company granted 629,000 PSUs to several employees, contractors and consultants that contain both service and performance-based vesting conditions, of which 10,000 PSUs were forfeited and the remaining were outstanding as of December 31, 2021. The PSUs will vest in March 2024 based upon the level of achievement of several Company-specific cumulative operational performance milestones for the three years ended December 31, 2023, as determined by the Compensation Committee of the Company.

Of the PSUs granted in 2021, 80% are based on net revenue performance-based vesting conditions that were established at the grant date and 20% are subject to cash flow performance-based vesting conditions, of which certain thresholds had not been established as of December 31, 2021. As a result, the service inception date of the cash-flow based PSUs precedes the grant date associated with these PSUs and the recognition of compensation expense is based upon the fair value of these PSUs as of December 31, 2021. See “Stock Compensation” in Note 2 for more information.

During the year ended December 31, 2021, the Company recognized stock-based compensation expense associated with PSUs of $962,100. As of December 31, 2021, approximately $3.3 million of unamortized stock-based compensation expense was associated with outstanding PSUs, which is expected to be recognized over a weighted average period of 2.0 years.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination, but it has not yet been implemented. As of December 31, 2021 and 2020, no shares had been issued under the 2020 ESPP.

Note 8 – Income Taxes

Income tax expense consisted of the following:

	December 31,
	2021	2020
Current
Federal	$-	$-
State	34,317	34,951
Sub-total	34,317	34,951
Deferred
Federal	(1,208,287)	(813,189)
State	(6,820)	(23,314)
Sub-total	(1,215,107)	(836,503)
Total income tax	$(1,180,790)	$(801,552)

For the years ended December 31, 2021 and 2020, the effective income tax rate of 12.91% and (61.08%), respectively, differs from the federal statutory rate of 21% primarily due to the effect of state income taxes, expenses not deductible for income tax purposes and recognition of benefits accruing due to start-up costs of the Company incurred for the period prior to the Business Combination. The Company’s effective income tax rate reconciliation is as follows.

	December 31,
	2021	2020
Federal statutory rate	21.00%	21.00%
Permanent items	(5.27)%	48.70%
State and local taxes, net of federal taxes	(0.16)%	1.91%
Deferred rate changes	0.00%	0.08%
Other	(2.66)%	(132.77)%
	12.91%	(61.08)%

The components of the Company’s net deferred tax (liabilities)/assets consisted of the following at:

	December 31,
	2021	2020
Inventory capitalization	$1,400	$2,100
Allowance for doubtful accounts	108,000	107,400
Accrued expenses	181,500	110,400
Stock compensation	225,600	-
Net operating loss carryforward	1,717,400	613,700
Accumulated depreciation	(2,362,800)	(2,428,200)
Deferred revenue	867,900	1,027,200
Start-up costs	1,575,907	1,667,200
Deferred tax assets, net	$2,314,907	$1,099,800

PARTS iD, INC.

Notes to Consolidated Financial Statements

As of December 31, 2021, the Company had $8,173,388 in federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly available to offset future taxable income indefinitely, however they are subject to an 80% of taxable income limitation for all periods after January 1, 2021. It is possible that Internal Revenue Code (IRC) Section 382 may apply to these losses and limit their ability to be used in future periods. The analysis thereof has not yet been performed. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States. The CARES Act contains several tax provisions, including modifications to the NOL and business interest limitations as well as a technical correction to the recovery period for qualified improvement property. The Company has evaluated these provisions in the CARES Act and does not expect a material impact to its tax provision, except for the 80% of taxable income limitation on the future utilization of the Company’s NOLs.

The Business Combination consummated on November 20, 2020 was treated as a double-merger for tax reporting purposes. For tax purposes, Onyx filed a short period final return for the year ended November 20, 2020 and the Company filed a full calendar year return for the year ended December 31, 2020. For purposes of Section 382 of the Internal Revenue Code, the Company expects that all tax attributes will continue to be available as more than 50% of its equity continued to be held by the original shareholders of Onyx.

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

Note 9 – Subsequent Events

In February 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. The conflict could have a material adverse effect upon the Company.

As of January 31, 2022, the Company had approximately 670 contractors, consisting of its outsourced engineering and product data development team as well as its outsourced marketing, back office and part of its customer service teams, located in Ukraine. The Company’s outsourced teams in Ukraine are located in the southern part of the country, which has been invaded.  The actual hardware, including all servers, involved in operating the Company’s business have been located outside Ukraine for several years.

Since the onset of the active conflict in February, most the Company’s contractors have been able to continue their work, although at a reduced capacity and/or schedule.  The Company’s websites and call centers have continued to function, but could be more negatively impacted in the future.  Some of the Company’s contractors have moved outside of Ukraine to neighboring countries where they continue to work remotely.  Some of the Company’s contractors who have remained in Ukraine have moved to areas in western Ukraine, but their ability to continue work is subject to significant uncertainty and potential disruptions.

The situation is highly complex and continues to evolve. Although the Company is working to provide IT support by existing personnel in other countries and planning for temporary work locations in surrounding countries, the Company cannot provide any assurance that its outsourced teams in Ukraine will be able to provide efficient and uninterrupted services, which could have an adverse effect on the Company’s operations and business. In addition, the Company’s ability to maintain adequate liquidity for our operations is dependent on a number of factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services in Ukraine or in the neighboring countries of Moldova, Romania, Poland or Hungary or adverse displacement of our teams or disruption of international banking could materially impact the Company’s operations and liquidity.