Form 10-Q
period 2022-03-31
PARTS iD, Inc.
filed 2022-05-10
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,965,804 shares of Class A common stock, $0.001 par value per share, outstanding on May 2, 2022.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic and the conflict in Ukraine. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic and the conflict in Ukraine, which have had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

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

See also the section titled “Risk Factors” (refer to Part II, Item 1A of this report and Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021), and subsequent reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements. Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This cautionary note is applicable to all forward-looking statements contained in this report.

ii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$15,827,503	$23,203,230
Accounts receivable	3,090,131	2,157,108
Inventory	5,972,282	5,754,748
Prepaid expenses and other current assets	5,534,506	4,874,704
Total current assets	30,424,422	35,989,790

Property and equipment, net	14,024,686	13,700,876
Intangible assets	262,966	262,966
Deferred tax assets	3,195,973	2,314,907
Operating lease right-of-use	1,074,390	-
Other assets	267,707	267,707
Total assets	$49,250,144	$52,536,246
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35,606,725	$40,591,938
Customer deposits	17,941,597	15,497,857
Accrued expenses	6,948,508	6,221,330
Other current liabilities	4,046,351	3,930,841
Operating lease liabilities	680,173	-
Total current liabilities	65,223,354	66,241,966

Other non-current liabilities
Operating lease, net of current portion	394,217	-
Total liabilities	65,617,571	66,241,966

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share;
1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share;
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized and 33,965,804 issued and outstanding, as of March 31, 2022 and December 31, 2021	3,396	3,396
Additional paid in capital	8,265,021	6,973,541
Accumulated deficit	(24,635,844)	(20,682,657)
Total shareholders’ deficit	(16,367,427)	(13,705,720)
Total liabilities and shareholders’ deficit	$49,250,144	$52,536,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net revenue	$94,892,148	$109,073,628
Cost of goods sold	76,397,920	86,240,019

Gross profit	18,494,228	22,833,609

Operating expenses:
Advertising	9,701,292	10,499,386
Selling, general and administrative	11,672,727	11,358,707
Depreciation	1,954,462	1,773,773
Total operating expenses	23,328,481	23,631,866
Loss from operations	(4,834,253)	(798,257)

Interest expense	-	6,490
Loss before income tax benefit	(4,834,253)	(804,747)
Income tax benefit	(881,066)	(159,934)
Net loss	$(3,953,187)	$(644,813)

Loss per common share
Loss per share (basic and diluted)	$(0.12)	$(0.02)
Weighted average number of shares (basic and diluted)	33,965,804	32,873,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three months ended March 31, 2022 and 2021 (Unaudited)

	Class A Common Stock		Additional Paid In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital	Amount	Deficit
Balance at January 1, 2021	32,873,457	$3,287	$-	$(12,719,857)	$(12,716,570)
Share based compensation	-	-	28,824	-	28,824
Net loss	-	-	-	(644,813)	(644,813)
Balance at March 31, 2021	32,873,457	$3,287	$28,824	$(13,364,670)	$(13,332,559)

Balance at January 1, 2022	33,965,804	$3,396	$6,973,541	$(20,682,657)	$(13,705,720)
Share based compensation	-	-	1,291,480	-	1,291,480
Net loss	-	-	-	(3,953,187)	(3,953,187)
Balance at March 31, 2022	33,965,804	$3,396	$8,265,021	$(24,635,844)	$(16,367,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021 and 2020 (Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(3,953,187)	$(644,813)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,954,462	1,773,773
Deferred tax benefit	(881,066)	-
Amortization of right-of-use-assets	248,391	-
Share based compensation expense	867,370	28,824
Changes in operating assets and liabilities:
Accounts receivable	(933,023)	(1,812,046)
Inventory	(217,534)	(3,399,458)
Prepaid expenses and other current assets	(659,802)	1,717,564
Accounts payable	(4,985,213)	5,641,863
Customer deposits	2,443,740	11,080,694
Accrued expenses	727,178	1,298,977
Operating lease liabilities	(248,391)	-
Other current liabilities	115,510	1,332,584
Net cash (used in) provided by operating activities	(5,521,565)	17,017,962

Cash Flows from Investing Activities:
Purchase of property and equipment	(16,200)	(13,099)
Website and software development costs	(1,837,962)	(1,759,175)
Net cash used in investing activities	(1,854,162)	(1,772,274)

Cash Flows from Financing Activities:
Principal paid on notes payable	-	(5,156)
Net cash used in financing activities	-	(5,156)

Net change in cash	(7,375,727)	15,240,532
Cash, beginning of period	23,203,230	22,202,706
Cash, end of period	$15,827,503	$37,443,238

Supplemental disclosure of cash flows information:
Operating cash outflow from operating leases	$249,838	$-
Cash paid for interest	$-	$6,490
Cash paid for income taxes	$-	$4,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARTS iD, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we” or “us”), is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. PARTS iD has a product portfolio comprising more than 18 million SKUs, an end-to-end digital commerce platform for both digital commerce and fulfillment, and a virtual shipping network comprising over 2,500 locations, over 5,000 active brands, and machine-learning algorithms for complex fitment industries such as vehicle parts and accessories. Management believes that the Company is a market leader and proven brand-builder, fueled by its commitment to delivering an engaging shopping experience; comprehensive, accurate and varied product offerings; and continued digital commerce innovation.

References herein to the “Business Combination” refer to business combination that closed on November 20, 2020, resulting in the Company’s current corporate composition.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The December 31, 2021, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Results for interim periods should not be considered indicative of results for any other interim period or for the full year.

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

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted ASC 842 – Leases (“ASC 842”), which requires lessees to record right-of-use (“ROU”) assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements. The Company adopted the standard by applying the new transition alternative (ASU 2018-11) where an entity initially applies the new standard to all existing leases at the adoption date without restatement to prior periods. Adoption of the new standard resulted in no adjustment to the opening balance of retained earnings as of the adoption date but did result in the recognition of ROU assets and related lease obligations as of January 1, 2022 of $1,322,781. The adoption of this standard did not have a significant impact on the Company’s operating results or cash flows.

The Company elected the package of practical expedients which permits a lessee to not reassess under the new standard its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient which permits the use of hindsight when determining the lease term and assessing ROU assets for impairment.

As permitted by the transition guidance, the Company used the remaining lease term as of the date of adoption of the standard to estimate discount rates. As permitted by the standard, the Company elected, for all asset classes, the short-term lease exemption. A short-term lease is a lease that, at the commencement date, has a term of twelve months or less and does not include an option to purchase the underlying asset.

 The Company generally leases office and certain equipment under noncancelable agreements. Upon each agreement’s commencement date, the Company determines if the agreement is part of an arrangement that is or that contains a lease, determines the lease classification, and recognizes ROU assets and lease liabilities for all leases except for leases with terms of 12 months or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date.

The Company used an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments as most of our leases do not provide an implicit rate. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a comparable lease.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the ROU asset may not be recoverable. When such events occur, we compare the carrying amount of the ROU asset to the undiscounted expected future cash flows related to the ROU asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the ROU asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the ROU asset.

Certain Significant Risks and Uncertainties

In February 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. The Company’s engineering and product data development team as well as back office and part of its customer service center are located in Ukraine. The Company’s ability to maintain adequate liquidity for its operations is dependent upon a number of factors, including its revenue and earnings, the impacts of COVID-19 and Russian-Ukraine conflict on macroeconomic conditions, and its ability to take further cost savings and cash conservation measures if necessary. The conflict could have a material adverse effect upon the Company.

Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”).

Note 3 – Property and equipment

Property and equipment consisted of the following as of:

	March 31, 2022	December 31, 2021
Website and software development	$45,527,865	$43,265,793
Furniture and fixtures	851,926	851,926
Computers and electronics	1,001,625	994,925
Vehicles	439,662	430,162
Leasehold improvements	237,190	237,190
Video and equipment	176,903	176,903
Total - Gross	48,235,171	45,956,899
Less: accumulated depreciation	(34,210,485)	(32,256,023)
Total - Net	$14,024,686	$13,700,876

Depreciation of property and equipment for the three months ended March 31, 2022 and 2021 amounted to $1,954,462 and $1,773,773, respectively.

Note 4 – Leases

Operating Leases

The Company has lease arrangements for office spaces and an equipment lease. These leases expire at various dates through 2024.

As of and for the Three Months Ended March 31, 2022

Operating Lease Expense	$248,391

Additional Lease information:
Weighted average remaining lease term-operating leases (in years)	1.60
Weighted average discount rate-operating leases	7%

Future minimum lease payments under non-cancellable leases as of March 31, 2022, were as follows:

April 1, 2022 to March 31, 2023	$710,952
April 1, 2023 to March 31, 2024	441,534
Thereafter	-
Total future minimum lease payments	$1,152,486
Less portion representing interest	78,096
Present value of lease obligations	$1,074,390
Less current portion of lease obligations	680,173
Long term portion of lease obligations	$394,217

Note 5 – Shareholders’ Deficit

Preferred Stock

As of March 31, 2022, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of March 31, 2022 and 2021, no shares of Preferred Stock were issued or were outstanding. The Certificate of Incorporation of the Company authorizes the Board to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issue of any Preferred Stock.

Common Stock

As of March 31, 2022 and 2021, the Company had 33,965,804 and 32,873,457, respectively, shares of Class A common stock outstanding. As of March 31, 2022 and 2021, the Company had reserved 6,905,830 and 7,998,178, respectively, shares of Class A common stock for issuance as follows:

	Nature of Reserve	As of March 31, 2022	As of March 31, 2021
a.	Indemnification reserve: Upon the expiration of the indemnification period of two years as described in the Business Combination agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 shares to former Onyx shareholders	750,000	750,000
b.	Adjustment reserve: Upon finalizing the merger consideration, in 2021, the Company issued 299,999 shares to former Onyx shareholders	-	300,000
c.	EIP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Equity Incentive Plan	4,112,248	4,904,596
d	ESPP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Employee Stock Purchase Plan	2,043,582	2,043,582
	Total shares reserved for future issuance	6,905,830	7,998,178

Further, pursuant to the Business Combination agreement, the sponsor has a right to 1,502,129 shares of Class A common stock should its price exceed $15.00 per share for any thirty-day trading period during the 730 calendar days after the effective date of the Business Combination.

Note 6 - Commitments and Contingencies

As of March 31, 2022, there were no material changes to the Company’s legal matters and other contingencies disclosed in the Note 5 of the “Notes to Consolidated Financial Statements” included in our 2021 Form 10-K.

Note 7 - Stock-Based Compensation

During the three months ended March 31, 2022, and 2021, selling, general and administrative expenses included $867,370 and $28,824 of stock-based compensation expense, respectively.

During the three months ended March 31, 2022 and 2021, the Company capitalized $424,110 and $0, respectively, of stock-based compensation expense associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP became effective immediately upon the closing of the Business Combination. As of March 31, 2022 and 2021, of the 4,904,596 shares of Class A common stock reserved for issuance under the 2020 EIP in the aggregate, 4,112,248 shares remained available for issuance.

The 2020 EIP provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance units (“PSUs”), stock appreciation rights, other stock-based awards and cash awards (collectively “awards”). The awards may be granted to employees, directors and consultants of the Company.

Restricted Stock Units

The following table summarizes the activity related to RSUs during the three months ended March 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,551,033	$6.52
Granted	38,000	$2.20
Vested	-	-
Forfeited	(4,000)	$7.22
Unvested balance at March 31, 2022	1,585,033	$6.41

As of March 31, 2022, approximately $8.1 million of unamortized stock-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 1.62 years.

Performance Based Restricted Stock Units

The following table summarizes the activity related to PSUs during the three months ended March 31, 2022:

PSU Type	Balance at January 1, 2022	Granted	Forfeited	Balance at March 31, 2022
Net revenue based	495,200	29,600	(1,600)	523,200
Weighted average grant date fair value	$8.00	$2.20	$7.22	$7.67
Cash flow based	123,800	7,400	(400)	130,800
Weighted average grant date fair value	$2.44	$2.14	$2.14	$2.14
Total	619,000	37,000	(2,000)	654,000

As of March 31, 2022, approximately $1.4 million of unamortized stock-based compensation expense was associated with outstanding PSUs, which is expected to be recognized over a weighted average period of 1.81 years.

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination, but it has not yet been implemented. As of March 31, 2022, no shares had been issued under the 2020 ESPP.

Note 8 – Income Taxes

For the three months ended March 31, 2022, and 2021, the effective income tax rate of (18.23)% and (19.87)%, respectively, differs from the federal statutory rate of 21% primarily due to the effect of state income taxes, share-based compensation and expenses not deductible for income tax purposes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements, together with the related notes thereto, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”).

Overview

PARTS iD, Inc. is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experiences within niche markets. The success of the Company has inspired pursuit of our long-term strategy to scale into similar markets via our proprietary built, modular digital commerce technology platform. While our core focus continues to be automotive, in August 2018, we launched seven additional verticals (including BOATiD.com, MOTORCYCLEiD.com, CAMPERiD.com and more) which demonstrate the fungibility of our technology platform. These verticals address similar market challenges and focus on the enthusiasts’ needs through our seamless shopping experience using proprietary tools and techniques.

Although the COVID-19 pandemic has caused economic disruptions on a global scale, and created significant uncertainty, we believe it increased the adoption of online shopping by consumers and, for periods during which stimulus payments were disbursed by the government, particularly between April 2020 and April 2021, increased demand for the products of the Company with a positive effect on our revenue and profitability. However, there was a decline in traffic after the first quarter of 2021, primarily due to an increase in the average cost-per-click in the Company’s search advertising programs and lower consumer discretionary spend that adversely impacted marketing productivity.

COVID-19 and related containment measures have disrupted the supply chain, negatively affecting the Company and our industry. In the first quarter of 2022, continued spikes in the price of materials, low in-stock rates by our key suppliers, workforce shortages and shipping and seaport delays led to increases in the cost of goods sold, which negatively impacted gross margins of the Company. Supply chain challenges increased order cancellations and shipping costs. Our real-time multi-sourced inventory model helped us mitigate some of the risk by sourcing certain products from secondary and tertiary sources, but these measures resulted in increased costs. We continue to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness.

Management continues to focus on efforts to drive growth, including product cultivation, vendor optimization, distribution network expansion and marketing diversification with a greater emphasis on the additional adjacent verticals, original equipment (“OE”) and repair parts businesses. We have also been focused on increasing our presence in the DIFM (Do-It-For-Me) segment of the automotive aftermarket industry. More than 5,000 new locations have been added to our tire installation network, an important step in our efforts to build an omnichannel customer experience and attract customers in the $225+ billion DIFM segment to our platform.

Russian-Ukrainian Conflict

In February 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. The Company’s engineering and product data development team as well as back office and part of its customer service center are located in Ukraine. The conflict could have a material adverse effect upon the Company.

Since the onset of the active conflict in February, most the Company’s contractors have been able to continue their work, although at a reduced capacity and/or schedule.  The Company’s websites and call centers have continued to function but could be more negatively impacted in the future.  Some of the Company’s contractors have moved outside of Ukraine to neighboring countries where they continue to work remotely.  Some of the Company’s contractors who have remained in Ukraine have moved to other areas in Ukraine, but their ability to continue work is subject to significant uncertainty and potential disruptions.

The situation is highly complex and continues to evolve. The Company cannot provide any assurance that its outsourced teams in Ukraine will be able to provide efficient and uninterrupted services, which could have an adverse effect on the Company’s operations and business. In addition, the Company’s ability to maintain adequate liquidity for our operations is dependent on a number of factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services or any major threat to civilians or international banking disruption could materially impact the operations and liquidity of the Company.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following:

Traffic and Engagement Metrics

For the Three Months Ended March 31,

	2022	2021	Change	% Change
Number of Users	32,529,076	34,535,770	(2,006,694)	(5.8)%
Number of Sessions	55,104,987	64,749,311	(9,644,324)	(14.9)%
Number of Pageviews	210,003,667	285,876,353	(75,872,686)	(26.5)%
Pages/Session	3.81	4.42	(0.60)	(13.7)%
Average Session Duration	00:02:59	00:03:26	(0:00:29)	(13.9)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Three months ended March 31,				Change
	2022	% of Rev.	2021	% of Rev.	Amount	%
Revenue, net	$94,892,148		$109,073,628		$(14,181,480)	(13.0)%
Cost of goods sold	76,397,920	80.5%	86,240,019	79.1%	(9,842,099)	(11.4)%
Gross profit	18,494,228	19.5%	22,833,609	20.9%	(4,339,381)	(19.0)%
Gross Margin	19.5%		20.9%
Operating expenses
Advertising	9,701,292	10.2%	10,499,386	9.6%	(798,094)	(7.6)%
Selling, general & administrative	11,672,727	12.3%	11,358,707	10.4%	314,020	2.8%
Depreciation	1,954,462	2.1%	1,773,773	1.6%	180,689	10.2%
Total operating expenses	23,328,481	24.6%	23,631,866	21.7%	(303,385)	(1.3)%
Loss from operations	(4,834,253)	(5.1)%	(798,257)	(0.7)%	(4,035,996)	505.6%
Interest expense	-	0.0%	6,490	0.0%	(6,490)	(100.0)%
Loss before income tax	(4,834,253)	(5.1)%	(804,747)	(0.7)%	(4,029,506)	500.7%
Income tax benefit	(881,066)	(0.9)%	(159,934)	(0.1)%	(721,132)	450.9%
Net loss	$(3,953,187)	(4.2)%	$(644,813)	(0.6)%	$(3,308,374)	513.1%

Revenue

Revenue for the three months ended March 31, 2022, decreased by $14.2 million, or 13.0%, compared to the same prior year period, primarily attributable to a lower number of orders due to decreases in traffic and the site conversion rate, partly offset by an increase in the average order value and an increase in Marketplace revenue. Compared to the same prior year period, traffic declined by 14.9% in the three-month period ended March 31, 2022, the site conversion rate decreased by 13.9% and average order value increased by 9.4%.

We believe that the decrease in traffic and the site conversion rate was primarily attributable to a reduction in discretionary spending by consumers. The decrease was exacerbated by a lack of government stimulus as compared to the first quarter of 2021, a delay in the issuance of IRS refund checks, which have historically benefited first quarter revenue, as well as an increase in product costs due to high inflation. The increase in average order value in the first quarter of 2022 compared to the same prior year period was primarily attributable to increases in inflation and shipping charges to the customers.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three months ended March 31, 2022, cost of goods sold decreased by $9.8 million, or 11.4%, compared to the same prior year period. This decrease in cost of goods sold was primarily driven by decreases in the number of orders or products sold and related shipping costs.

For the three months ended March 31, 2022, cost of goods sold was 80.5% compared to 79.1% of revenue in the respective prior year period. The 1.4% increase in cost of goods sold as a percentage of revenue was primarily attributable to changes in product categories mix and ongoing supply chain disruptions associated with the COVID-19 pandemic. During the three months ended March 31, 2022, we continued to source select products from alternate vendors at higher price points and we did not pass all of the associated increased costs to the consumer. Management currently expects these cost pressures to ease as our supply chain should regain efficiencies as the COVID-19 pandemic and related containment measures abate. We also continued to make investments in the adjacent verticals, repair parts and original equipment businesses.

Gross Profit and Gross Margin

Gross profit decreased by $4.3 million, or 19.0%, for the three months ended March 31, 2022, compared to the same prior year period, primarily due to a 13.0% decrease in revenue and increases in product and shipping costs associated with supply chain disruptions.

Gross margin of 19.5% for the three months ended March 31, 2022, was lower than the gross margin of 20.9% for the three months ended March 31, 2021, primarily attributable to a change in the product category revenue mix as discussed above and increases in product and shipping costs associated with ongoing supply chain disruptions.

Operating Expenses

Advertising expenses decreased $0.8 million, or 7.6%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to lower traffic and number of clicks.

Advertising expenses as a percentage of revenue were 10.2% and 9.6% for the three months ended March 31, 2022 and 2021, respectively. The increase in percentage was primarily attributable to increases in cost-per-click, a change in the mix of advertising channels and investments in certain marketing initiatives. Management believes investment in advertisement is one of the key drivers of revenue, and measures advertising efficiency in terms of revenue per advertisement dollar spent.

Selling, general and administrative (“SG&A”) expenses increased $0.3 million, or 2.8%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily attributable to an increase in non-cash share-based compensation expense of $0.8 million, partially offset by decreases in public company operating expenses of $0.3 million and in merchant services provider processing fees of $0.3 million.

Depreciation expenses increased $0.2 million, or 10.2%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Interest Expense

Interest expense decreased by $6,490, or 100%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Income Tax Expense

Income tax benefit was $0.9 million for the three months ended March 31, 2022, compared to $0.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the effective income tax rate was (18.23)%, compared to (19.87)% for the three months ended March 31, 2021. The change in rate was primarily attributable to changes in state taxes and expenses not deductible for income tax purposes.

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

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended March 31,
	2022	2021
Net loss	$(3,953,187)	$(644,813)
Interest expense	-	6,490
Income tax benefit	(881,066)	(159,934)
Depreciation	1,954,462	1,773,773
EBITDA	(2,879,791)	975,516
Stock compensation expense included in statement of operations	867,370	28,824
Legal & settlement expenses (1)	311,998	243,426
Adjusted EBITDA Total	$(1,700,423)	$1,247,766
% of revenue	(1.8)%	1.3%

(1)	Represents legal and settlement expenses related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency and significance to our operating results.

Net loss increased by $3.3 million for the three months ended March 31, 2022, as compared to the same prior year period, primarily driven by a decrease in gross profit of $4.3 million, as well as an increase in non-cash stock compensation expense of $0.8 million. The year-over-year decrease in Adjusted EBITDA for the three months ended March 31, 2022, as compared to the same prior year period, was attributable to an increase in net loss, partially offset by an increase in non-cash stock compensation expense, as noted in the reconciliation table above.

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

The following table presents a reconciliation of net cash (used in) provided by operating activities to free cash flow for each of the periods indicated.

	Three months ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(5,521,565)	$17,017,962
Purchase of property and equipment	(16,200)	(13,099)
Website and software development costs	(1,837,962)	(1,759,175)
Free cash flow	$(7,375,727)	$15,245,688

Liquidity and Capital Resources

The Company’s cash was $15.8 million and $23.2 million as of March 31, 2022 and December 31, 2021, respectively. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, the impacts of COVID-19 and the Russia-Ukraine war on our operations and on macroeconomic conditions, and our ability to take further cost savings and cash conservation measures if necessary. At this time, we believe that cash flows generated from operations and our cash will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors” for a discussion of the factors that may impact our ability to maintain adequate liquidity, included in our 2021 Form 10-K.

Cash Flow Summary

The change in cash and cash equivalents was as follows:

	Three months ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(5,521,565)	$17,017,962
Net cash used in investing activities	(1,854,162)	(1,772,274)
Net cash used in financing activities	-	(5,156)
Net change in cash	$(7,375,727)	$15,240,532

Cash Flows from Operating Activities

The net cash (used in) provided by operating activities consists of net income (loss), adjustments for certain non-cash items, including depreciation, and the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss). We have a negative working capital model where current liabilities exceed current assets. Any profitable growth in revenue results in incremental cash for the Company. We receive funds when customers place orders on the website, while accounts payable are paid over a period of time. Vendor terms range on average from one week to eight weeks.

Net cash used in operating activities in the three months ended March 31, 2022 was $5.5 million, and was driven primarily by the impact of a net loss of $4.0 million, non-cash depreciation and amortization expenses of $2.2 million and a negative net change in operating assets and liabilities of $3.8 million, primarily comprising of a decrease in accounts payables.

Net cash provided by operating activities in the three months ended March 31, 2021 was $17.0 million and was driven primarily by cash provided by a change in operating assets and liabilities of $15.9 million, which in turn was primarily driven by increases in accounts payable and customer deposits, and the impact of non-cash depreciation and amortization expense of $1.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2022, compared to $1.8 million for the three months ended March 31, 2021, consisting of website and software development costs and purchases of property and equipment in both periods. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022, was $0, compared to $5,156 in the three months ended March 31, 2021, due to principal paid on notes payable in the prior year period that did not recur in the current year period.

Future Cash Requirements

Operating Leases

The Company has several non-cancelable lease arrangements for office spaces and an equipment lease that expire at various dates through 2024. Rental expense for operating leases was $248,391 for the three months ended March 31, 2022.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2022, are as follows:

April 1, 2022 to March 31, 2023	$710,952
April 1, 2023 to March 31, 2024	441,534
Total future minimum lease payments	$1,152,486

Debt and Capital Structure Activity

We had no borrowings as of March 31, 2022. However, we continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, and/or enter into financing obligations for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Capital Expenditures

Capital expenditures consist primarily of website and software development, and the amount and timing thereof varies depending on the timing of technology and product development cycles.

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

Cash Taxes

The Company paid no taxes in cash for both the three months ended March 31, 2022 and 2021. As of December 31, 2021, the Company had $8,701,504 in federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly available to offset future taxable income indefinitely. However, the NOL’s are subject to an 80% of taxable income limitation for all periods after January 1, 2021. The Company does not currently anticipate any significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

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

A summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements is set forth below. See Note 2 of the Notes to Consolidated Financial Statements included in this report and in our 2021 Form 10-K for our other significant accounting policies and accounting pronouncements that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Revenue Recognition

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of March 31, 2022, and December 31, 2021, were $17.9 million and $15.5 million, respectively, which are reflected as customer deposits on our consolidated balance sheets.

The outstanding days from the order date of our unshipped and undelivered orders were, on average, estimated at 11.6 days as of March 31, 2022, based on our actual determination of 11.6 days as of October 31, 2021.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three months and nine months ended March 31, 2022, and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$738,465	$1,062,077
Adjustment	145,188	63,893
Balance at closing of period	$883,653	$1,125,970

Website and Software Development

We capitalize certain costs associated with website and software development (technology platform including the product catalog) for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to our internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and makes judgments as to ultimate realization. The amount of capitalized software costs for the three months ended March 31, 2022, and 2021 were as follows:

Three months ended March 31,	Capitalized Software
2022	$1,837,962
2021	$1,759,175

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

Allowance for Doubtful Accounts

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of March 31, 2022, and 2021, the Company determined that an allowance for doubtful accounts was not necessary. As circumstances change, it could result in material adjustments to the allowance for doubtful accounts.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are routinely involved in a number of legal actions, proceedings, litigation and other disputes arising in the ordinary course of our business. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding legal matters and proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2022, the Company did not repurchase any of its securities.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

May 10, 2022	By:	/s/ Antonino Ciappina
Antonino Ciappina
Chief Executive Officer

May 10, 2022	By:	/s/ Kailas Agrawal
Kailas Agrawal
Chief Financial Officer