Form 10-Q
period 2022-06-30
PARTS iD, Inc.
filed 2022-08-08
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,062,616 shares of Class A common stock, $0.001 par value per share, outstanding on August 3, 2022.

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

ii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
Current assets
Cash	$7,317,070	$23,203,230
Accounts receivable	2,518,879	2,157,108
Inventory	5,384,467	5,754,748
Prepaid expenses and other current assets	6,095,608	4,874,704
Total current assets	21,316,024	35,989,790

Property and equipment, net	14,083,440	13,700,876
Intangible assets	262,966	262,966
Deferred tax assets	3,236,618	2,314,907
Operating lease right-of-use	1,493,603	-
Other assets	267,707	267,707
Total assets	$40,660,358	$52,536,246

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35,459,245	$40,591,938
Customer deposits	10,828,002	15,497,857
Accrued expenses	6,667,828	6,221,330
Other current liabilities	3,227,123	3,930,841
Operating lease liabilities	766,367	-
Total current liabilities	56,948,565	66,241,966

Other non-current liabilities
Operating lease, net of current portion	727,236	-
Total liabilities	57,675,801	66,241,966

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share;
1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share;
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized and 34,062,616 and 33,965,804 issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	3,406	3,396
Additional paid in capital	8,516,706	6,973,541
Accumulated deficit	(25,535,555)	(20,682,657)
Total shareholders’ deficit	(17,015,443)	(13,705,720)

Total liabilities and shareholders’ deficit	$40,660,358	$52,536,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2022 and 2021 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net revenue	$104,257,478	$130,409,332	$199,149,626	$239,482,960
Cost of goods sold	83,674,247	104,270,051	160,072,167	190,510,070
Gross profit	20,583,231	26,139,281	39,077,459	48,972,890

Operating expenses:
Advertising	9,437,657	10,907,319	19,138,949	21,406,705
Selling, general and administrative	9,940,889	12,603,017	21,613,616	23,961,724
Depreciation	2,142,433	1,819,581	4,096,895	3,593,354
Total operating expenses	21,520,979	25,329,917	44,849,460	48,961,783
(Loss) income from operations	(937,748)	809,364	(5,772,001)	11,107

Interest expense	-	395	-	6,885
(Loss) income before income taxes	(937,748)	808,969	(5,772,001)	4,222
Income tax (benefit) expense	(38,037)	182,857	(919,103)	22,923
Net (loss) income	$(899,711)	$626,112	$(4,852,898)	$(18,701)
(Loss) income available to common shareholders	$(899,711)	$626,112	$(4,852,898)	$(18,701)
(Loss) income per common share
(Loss) income per share (basic and diluted)	$(0.03)	$0.02	$(0.14)	$(0.00)
Weighted average number of shares (basic and diluted)	33,983,680	33,130,599	33,974,791	33,002,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three and six months ended June 30, 2022 and 2021 (Unaudited)

	Class A Common Stock		Additional Paid In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital	Amount	Deficit
Balance at January 1, 2021	32,873,457	$3,287	$-	$(12,719,857)	$(12,716,570)
Share based compensation	-	-	28,824	-	28,824
Net loss	-	-	-	(644,813)	(644,813)
Balance at March 31, 2021	32,873,457	$3,287	$28,824	$(13,364,670)	$(13,332,559)
Issue of shares on release of working capital reserve	299,999	30	(30)	-	-
Share based compensation	-	-	1,709,786	-	1,709,786
Net income	-	-	-	626,112	626,112
Balance at June 30, 2021	33,173,456	$3,317	$1,738,580	$(12,738,558)	$(10,996,661)

Balance at January 1, 2022	33,965,804	$3,396	$6,973,541	$(20,682,657)	$(13,705,720)
Share based compensation	-	-	1,291,480	-	1,291,480
Net loss	-	-	-	(3,953,187)	(3,953,187)
Balance at March 31, 2022	33,965,804	$3,396	$8,265,021	$(24,635,844)	$(16,367,427)
Share based compensation	96,812	10	251,685	-	251,695
Net loss	-	-	-	(899,711)	(899,711)
Balance at June 30, 2022	34,062,616	$3,406	$8,516,706	$(25,535,555)	$(17,015,443)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021 (Unaudited)

	Six months ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(4,852,898)	$(18,701)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,096,895	3,593,354
Deferred income tax benefit	(921,711)	-
Share based compensation expense	686,841	1,321,428
Amortization of right-of-use asset	194,526	-
Changes in operating assets and liabilities:
Accounts receivable	(361,771)	(501,531)
Inventory	370,281	(1,440,606)
Prepaid expenses and other current assets	(1,220,904)	1,252,952
Accounts payable	(5,132,693)	(32,202)
Customer deposits	(4,669,856)	3,351,055
Accrued expenses	446,498	1,024,590
Operating lease liabilities	(194,526)	-
Other current liabilities	(703,718)	500,584
Net cash (used in) provided by operating activities	(12,263,036)	9,050,923

Cash Flows from Investing Activities:
Purchase of property and equipment	(45,360)	(283,786)
Website and software development costs	(3,577,764)	(3,611,451)
Net cash used in investing activities	(3,623,124)	(3,895,237)

Cash Flows from Financing Activities:
Principal paid on notes payable	-	(10,473)
Net cash used in financing activities	-	(10,473)

Net change in cash	(15,886,160)	5,145,213
Cash, beginning of period	23,203,230	22,202,706
Cash, end of period	$7,317,070	$27,347,919

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$6,885
Cash paid for income taxes	$2,608	$4,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARTS iD, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we” or “us”), is a technology-driven, digital commerce company on a mission to transform the U.S. automotive aftermarket and the adjacent complex parts markets we serve by providing customers a differentiated customer experience with advanced product search capabilities, proprietary product options, exclusive shop by service type functionality, visually inspired browsing, easy product discovery, rich custom content, an exhaustive product catalog and competitive prices.

References herein to the “Business Combination” refer to the business combination that closed on November 20, 2020, resulting in the Company’s current corporate composition.

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

Certain Significant Risks and Uncertainties

The Company has a working capital deficiency of approximately $35.6 million and experienced declining revenues. While we have operated with a working capital deficiency since our inception, this combined with declined profitability has caused us to consume approximately $12.3 million in cash from operating activities during the six months ending June 30, 2022. The Company has moderated capital investments and has taken steps to improve profitability. Our ability to meet our obligations as they become due is dependent upon increased and stabilized profitability. The Company believes that the operational adjustments that have been implemented will be sufficient to provide sufficient cash to meet its obligations as they become due for the next twelve months.

In February 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. The Company’s engineering and product data development team as well as back office and part of its customer service center are located in Ukraine. While the conflict has not caused significant disruptions to our operations to date, it could have a material adverse effect upon the Company in future periods.

Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) and in Note 2 to Condensed Consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Note 3 – Property and equipment

Property and equipment consisted of the following as of:

	June 30, 2022	December 31, 2021
Website and software development	$47,699,891	$43,265,793
Furniture and fixtures	851,926	851,926
Computers and electronics	1,012,840	994,925
Vehicles	439,662	430,162
Leasehold improvements	255,136	237,190
Video and equipment	176,903	176,903
Total - Gross	50,436,358	45,956,899
Less: accumulated depreciation	(36,352,918)	(32,256,023)
Total - Net	$14,083,440	$13,700,876

Depreciation of property and equipment for the three months ended June 30, 2022 and 2021 amounted to $2,142,433 and $1,819,581, respectively, and for six months ended June 30, 2022 and 2021 amounted to $4,096,895 and $3,593,354, respectively.

Note 4 – Leases

Operating Leases

The Company has lease arrangements for office spaces and an equipment lease. These leases expire at various dates through 2025.

As of and for the three and six months ended June 30, 2022

Operating Lease Expense - 3 months ended June 30, 2022	$244,094
Operating Lease Expense - 6 months ended June 30, 2022	$492,485

Additional Lease information:
Weighted average remaining lease term-operating leases (in years)	2.1
Weighted average discount rate-operating leases	7%

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

2022	$437,109
2023	753,871
2024	276,358
2025	177,939
2026	-
Thereafter	-
Total future minimum lease payments	$1,645,277
Less portion representing interest	151,674
Present value of lease obligations	$1,493,603
Less current portion of lease obligations	766,367
Long term portion of lease obligations	$727,236

Note 5 – Shareholders’ Deficit

Preferred Stock

As of June 30, 2022, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of June 30, 2022 and 2021, no shares of Preferred Stock were issued or were outstanding. The Certificate of Incorporation of the Company authorizes the Board to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issue of any Preferred Stock.

Common Stock

As of June 30, 2022 and 2021, the Company had 34,062,616 and 33,173,456, respectively, shares of Class A common stock outstanding. As of June 30, 2022 and 2021, the Company had reserved 6,809,018 and 7,998,178, respectively, shares of Class A common stock for issuance as follows:

	Nature of Reserve	As of June 30, 2022	As of June 30, 2021
a.	Indemnification reserve: Upon the expiration of the indemnification period of two years as described in the Business Combination agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 shares to former Onyx shareholders	750,000	750,000
b.	Adjustment reserve: Upon finalizing the merger consideration, in 2021, the Company issued 299,999 shares to former Onyx shareholders	-	300,000
c.	EIP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Equity Incentive Plan	4,015,436	4,904,596
d.	ESPP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Employee Stock Purchase Plan	2,043,582	2,043,582
	Total shares reserved for future issuance	6,809,018	7,998,178

Further, pursuant to the Business Combination agreement, the sponsor has a right to 1,502,129 shares of Class A common stock should its price exceed $15.00 per share for any thirty-day trading period during the 730 calendar days after the effective date of the Business Combination.

Note 6 - Commitments and Contingencies

As of June 30, 2022, there were no material changes to the Company’s legal matters and other contingencies disclosed in the Note 5 of the “Notes to Consolidated Financial Statements” included in our 2021 Form 10-K.

Note 7 - Stock-Based Compensation

During the three months ended June 30, 2022, and 2021, selling, general and administrative expenses included $(180,529) and $1,292,604 of stock-based compensation expense, respectively. For the three months ended June 30, 2022, stock-based compensation is negative at $(180,529), due to nil accrual for PSUs as well as write back of previous PSUs accrual of $973,659.

During the three months ended June 30, 2022 and 2021, the Company capitalized $432,224 and $417,182, respectively, of stock-based compensation expense associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

During the six months ended June 30, 2022 and 2021, the Company capitalized $856,334 and $417,182 of stock-based compensation expense, associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP became effective immediately upon the closing of the Business Combination. As of June 30, 2022 and 2021, of the 4,904,596 shares of Class A common stock reserved for issuance under the 2020 EIP in the aggregate, 4,015,436 shares remained available for issuance.

The 2020 EIP provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance units (“PSUs”), stock appreciation rights, other stock-based awards and cash awards (collectively “awards”). The awards may be granted to employees, directors and consultants of the Company.

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended June 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,551,033	$6.52
Granted	388,000	$1.12
Vested	(96,812)	$6.93
Forfeited	(52,001)	$7.62
Unvested balance at June 30, 2022	1,790,220	$5.29

As of June 30, 2022, approximately $6.8 million of unamortized stock-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 1.33 years.

Performance Based Restricted Stock Units

The following table summarizes the activity related to PSUs during the six months ended June 30, 2022:

PSU Type	Balance at January 1, 2022	Granted	Forfeited	Balance at June 30, 2022
Net revenue based	495,200	29,600	(103,200)	421,600
Weighted average grant date fair value	$8.00	$2.20	$7.92	$7.61
Cash flow based	123,800	7,400	(25,800)	105,400
Weighted average grant date fair value	$1.55	$1.55	$1.55	$1.55
Total	619,000	37,000	(129,000)	527,000

As of June 30, 2022, the performance criteria included in the PSUs plan are unlikely to be achieved and accordingly $1.0 million accrued previously as stock-based compensation expenses associated with the outstanding PSUs has been reversed. The weighted average period of 1.57 years is still remaining before the outstanding PSUs expire.

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination, but it has not yet been implemented. As of June 30, 2022, no shares had been issued under the 2020 ESPP.

Note 8 – Income Taxes

For the three months ended June 30, 2022, and 2021, the effective income tax rate of (4.06)% and 22.60%, respectively, and for the six months ended June 30, 2022 and 2021, the effective income tax rates were (15.92%) and 542.94%, respectively.

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

The Company does not currently anticipate any significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months. The Company’s realization of its tax asset is dependent upon our ability to generate taxable income in future periods. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.

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

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in the section “Risk Factors” included in our 2021 Form 10-K. See also the “Cautionary Note Regarding Forward-Looking Statements” set forth at the beginning of this Quarterly Report on Form 10-Q.

Overview

PARTS iD, Inc. is a technology-driven, digital commerce company on a mission to transform the U.S. automotive aftermarket and the adjacent complex parts markets we serve by providing customers a differentiated customer experience with advanced product search capabilities, proprietary product options, exclusive shop by service type functionality, visually inspired browsing, easy product discovery, rich custom content, an exhaustive product catalog and competitive prices.

We deliver this customer experience vision using our purpose-built technology platform and user interface (UI), proprietary parts and accessories fitment data with more than fourteen billion product and fitment data points powered with machine learning, and a comprehensive product catalog spanning over eighteen million parts and accessories from over one thousand suppliers we partner with across eight verticals.

Our technology platform integrates software engineering with catalog management, data intelligence, mining, and analytics, along with user interface development which utilizes distinctive rules-based parts fitment software capabilities. To handle the ever-growing need for accurate product and parts data, we use cutting-edge computational and software engineering techniques, including Bayesian classification, to enhance and improve data records and product information, and ultimately to contribute to the overall development of a rich and engaging user experience. Furthermore, our technology platform is architected to support much more than just car parts and accessories. We believe that we have demonstrated the flexibility and scalability of our technology by launching seven adjacent verticals, including BOATiD.com, MOTORCYCLEiD.com, CAMPERiD.com, and others in August 2018, all of which leverage the same proprietary technology platform and data architecture.

We believe an increasing portion of the dollars spent on vehicle parts and accessories will be spent online and that there is an opportunity for acquiring more market share in that realm. Our platform business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through paid and unpaid advertising, we attract new and repeat customers to our sites. We attempt to turn these customers into repeat customers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service.

There are several key competitive strengths that we believe highlight the attractiveness of our platform business model and underscore how PARTS iD, Inc. is differentiated from its competition, including:

1.	The Company’s distinctive technology, customer-first UI, and proprietary fitment data that enables a differentiated shopping experience for the automotive parts consumer. Unlike any other consumer product category, we believe that the success or failure of selling automotive parts, and especially aftermarket accessories at scale, comes down to rich and comprehensive fitment data. We believe that the Company has been successful at developing its own proprietary fitment database which is not licensed for use to any other person or entity.

2.	We believe that the Company’s product catalog of over eighteen million products and over five thousand brands is unrivaled. Our comprehensive catalog is enriched with over fourteen billion data points, advanced 3D imagery, in-depth product descriptions, customer reviews, installation and fitment guides, as well as other rich custom content specifically catering to the needs of the automotive aftermarket industry and is further complemented by our highly trained and specialized customer service.

3.	The Company’s proprietary and asset-light fulfillment model has enabled us to grow organically without external capital. This platform model is enabled by a network of over one thousand suppliers which we have cultivated relationships with and integrated over the last fifteen years. This has enabled us to further scale our catalog size and to add adjacent verticals which allows us to offer a broader array of product lines over our competitors. Furthermore, our geo-sourcing fulfillment algorithm factors in real-time inventory when available, customer proximity, shipping cost, and profitability to optimize product sourcing. This algorithmic approach allows us to increase fill rate and delivery speed.

4.	The Company’s differentiated customer experience is a result of rich content, wide product range with ease of selection, proprietary fitment data, and highly trained customer service representatives, providing a data-driven engagement platform for discovery and inspiration. This is demonstrated by:

a.	the Company’s Net Promoter Score continues to be between 60 – 70 despite the global supply chain disruptions (primarily due to the COVID-19 pandemic) which began in 2021 and continues today;

b.	the Company’s overall product return rate across all eight verticals is consistently within the range of 5 - 6% versus industry averages of more than 20%; and

c.	repeat customer revenue contributed 37.8% of total revenue for the second quarter of 2022, up from 34.9% in the second quarter of 2021.

The Company has invested fifteen years in building its proprietary platform and we believe that our investment in technology and data has allowed us to expand into adjacent verticals, leveraging a capital-efficient just-in-time inventory model to offer our consumers an extensive selection and customer experience.

At the end of the second quarter of 2022, we took several measures toward optimizing our gross margin, advertising expense, general and administrative overhead, capital expenditure and our net working capital. Beginning on June 16, 2022, we took additional restructuring steps to reduce our costs by reducing our employment base in the United States, and reducing our independent contractors in Ukraine and Costa Rica, and to reduce other operating expenses. The employees and independent contractors affected by this reduction were informed of the Company’s decision beginning on June 16, 2022. Each affected employee in the United States was paid such employee’s respective salary through such employee’s termination date. Additionally, each affected employee in the United States was asked to release claims against the Company through his or her severance period. The expected savings from the steps described above amount to approximately $12 million on an annualized basis.

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

Impact of COVID-19

We continue to actively monitor the COVID-19 pandemic, including the current spread of certain variants of the virus and plan for potential impacts on our business. While conditions related to the pandemic generally have improved in 2022 compared to 2021, conditions vary significantly by geography. Although the COVID-19 pandemic has caused economic disruptions on a global scale, and created significant uncertainty, we believe it increased the adoption of online shopping by consumers and, for periods during which stimulus payments were disbursed by the government, particularly between April 2020 and April 2021, increased demand for the products of the Company with a positive effect on our revenue and profitability. However, there was a decline in traffic after the first quarter of 2021, primarily due to an increase in the average cost-per-click in the Company’s search advertising programs and lower consumer discretionary spend that adversely impacted marketing productivity.

COVID-19 and related containment measures have disrupted the supply chain, negatively affecting the Company and our industry. In the first half of 2022, continued spikes in the price of materials, low in-stock rates by our key suppliers, workforce shortages and shipping and seaport delays led to increases in the cost of goods sold, which negatively impacted gross margins of the Company. Supply chain challenges increased order cancellations and shipping costs. Our real-time multi-sourced inventory model helped us mitigate some of the risk by sourcing certain products from secondary and tertiary sources, but these measures resulted in increased costs. We continue to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness.

Russian-Ukrainian Conflict

In February 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. Russia’s invasion of Ukraine has elevated global geopolitical tensions and security concerns as well as having recently created worldwide inflationary pressures. Our engineering and product data development team as well as back office and part of its customer service center are located in Ukraine. Therefore, the conflict in Ukraine could have a material adverse effect on our business, financial condition and results of operations. While the conflict has not caused significant disruptions to our operations to date, it could have a material adverse effect upon the Company in future periods.

Since the onset of the active conflict in February, most of our contractors have been able to continue their work, although at a reduced capacity and/or schedule. Our websites and call centers have continued to function but could be more negatively impacted in the future. Some of our contractors have moved outside of Ukraine to neighboring countries where they continue to work remotely.  Some of our contractors who have remained in Ukraine have moved to other areas in Ukraine, but their ability to continue work is subject to significant uncertainty and potential disruptions.

The situation in Ukraine is highly complex and continues to evolve. We cannot provide any assurance that our outsourced teams in Ukraine will be able to provide efficient and uninterrupted services, which could have an adverse effect on our operations and business. In addition, our ability to maintain adequate liquidity for our operations is dependent on a number of factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services, any major threat to civilians or any international banking disruption could materially impact the operations and liquidity of the Company. We will continue monitoring the military, social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following:

Traffic and Engagement Metrics

For the Three Months Ended June 30,

	2022	2021	Change	% Change
Number of Users	30,162,993	31,984,337	(1,821,344)	(5.7)%
Number of Sessions	50,312,238	59,523,329	(9,211,091)	(15.5)%
Number of Pageviews	189,340,557	255,491,738	(66,151,181)	(25.9)%
Pages/Session	3.76	4.29	(0.53)	(12.3)%
Average Session Duration	0:02:59	0:03:25	(0:00:26)	(12.7)%

For the Six Months Ended June 30,

	2022	2021	Change	% Change
Number of Users	61,312,113	64,637,688	(3,325,575)	(5.1)%
Number of Sessions	105,417,225	124,272,640	(18,855,415)	(15.2)%
Number of Pageviews	399,344,224	541,368,091	(142,023,867)	(26.2)%
Pages/Session	3.79	4.36	(0.57)	(13.0)%
Average Session Duration	0:02:59	0:03:26	(0:00:27)	(13.1)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Three months ended June 30,				Change
	2022	% of Rev.	2021	% of Rev.	Amount	%
Revenue, net	$104,257,478		$130,409,332		$(26,151,854)	(20.1)%
Cost of goods sold	83,674,247	80.3%	104,270,051	80.0%	(20,595,804)	(19.8)%
Gross profit	20,583,231	19.7%	26,139,281	20.0%	(5,556,050)	(21.3)%
Gross Margin	19.7%		20.0%
Operating expenses
Advertising	9,437,657	9.1%	10,907,319	8.4%	(1,469,662)	(13.5)%
Selling, general & administrative	9,940,889	9.5%	12,603,017	9.7%	(2,662,129)	(21.1)%
Depreciation	2,142,433	2.1%	1,819,581	1.4%	322,852	17.7%
Total operating expenses	21,520,979	20.6%	25,329,917	19.4%	(3,808,939)	(15.0)%
(Loss) income from operations	(937,748)	(0.9)%	809,364	0.6%	(1,747,112)	(215.9)%
Interest expense	-	0.0%	395	0.0%	(395)	(100.0)%
(Loss) income before income tax	(937,748)	(0.9)%	808,969	0.6%	(1,746,717)	(215.9)%
Income tax (benefits) expense	(38,037)	0.0%	182,857	0.1%	(220,894)	(120.8)%
Net (loss) income	$(899,711)	(0.9)%	$626,112	0.5%	$(1,525,823)	(243.7)%

	Six months ended June 30,				Change
	2022	% of Rev.	2021	% of Rev.	Amount	%
Revenue, net	$199,149,626		$239,482,960		$(40,333,334)	(16.8)%
Cost of goods sold	160,072,167	80.4%	190,510,070	79.6%	(30,437,903)	(16.0)%
Gross profit	39,077,459	19.6%	48,972,890	20.4%	(9,895,431)	(20.2)%
Gross Margin	19.6%		20.4%
Operating expenses
Advertising	19,138,949	9.6%	21,406,705	8.9%	(2,267,756)	(10.6)%
Selling, general & administrative	21,613,616	10.9%	23,961,724	10.0%	(2,348,109)	(9.8)%
Depreciation	4,096,895	2.1%	3,593,354	1.5%	503,541	14.0%
Total operating expenses	44,849,460	22.5%	48,961,783	20.4%	(4,112,324)	(8.4)%
(Loss) income from operations	(5,772,001)	(2.9)%	11,107	0.0%	(5,783,108)	n.m.
Interest expense	-	0.0%	6,885	0.0%	(6,885)	(100.0)%
(Loss) income before income tax	(5,772,001)	(2.9)%	4,222	0.0%	(5,776,223)	n.m.
Income tax (benefits) expenses	(919,103)	(0.5)%	22,923	0.0%	(942,026)	n.m.
Net (loss) income	$(4,852,898)	(2.4)%	$(18,701)	0.0%	$(4,834,197)	n.m.

Note: “n.m.” : not meaningful

Revenue

Revenue decreased $26.2 million, or 20.1%, for the three months ended June 30, 2022 and $40.3 million, or 16.8%, for the six months ended June 30, 2022, compared to the same prior year periods.

The decreases were primarily attributable to a lower number of orders due to decreases in traffic and the site conversion rate, partly offset by an increase in the average order value and an increase in Marketplace revenue.

Traffic decreased by 15.5% and 15.2% in the three and six months ended June 30, 2022, compared to the same prior periods respectively, and site conversions decreased 15.4% and 14.7% for the three and six months ended June 30, 2022 compared to the same prior period. The decreases were partially offset by increases in in average order value (AOV) of 10.3% and 9.9% for the three and six months ended June 30, 2022, compared to the same prior year periods.

We believe that the decrease in traffic and the site conversion rate was primarily attributable to inflation and consequent reduction in discretionary spending by consumers. The decrease was exacerbated by lower availability of new cars, lack of government stimulus as compared to the first half of 2021 as well as an increase in product costs due to high inflation. The increase in average order value compared to the same prior year periods was primarily attributable to increases in inflation and shipping charges passed onto customers.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three and six months ended June 30, 2022, cost of goods sold decreased by $20.6 million, or 19.8%, and $30.4 million, or 16.0%, respectively, compared to the three and six months ended June 30, 2021. This decrease in cost of goods sold was primarily driven by decreases in the number of orders or products sold and related shipping costs.

For the three and six months ended June 30, 2022, cost of goods sold was 80.3% and 80.4% of revenue, respectively, compared to 80.0% and 79.6% of revenue for the three and six months ended June 30, 2021, respectively. The 0.3% and 0.8% increases in cost of goods sold as a percentage of revenue was primarily attributable to changes in product categories mix and ongoing supply chain disruptions associated with the COVID-19 pandemic.

During the three months and six months ended June 30, 2022, we continued to source select products from alternate vendors at higher price points and we did not pass all of the associated increased costs to the consumer. Management currently expects these cost pressures to ease as our supply chain regains efficiencies with the COVID-19 pandemic and related containment measures abating. We also continued to make investments in the adjacent verticals, repair parts and original equipment businesses.

Gross Profit and Gross Margin

Gross profit decreased $5.6 million or 21.3%, and $9.9 million or 20.2%, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. These decreases were primarily attributable to the 20.1% and 16.8% decreases in revenue for the three and six months ended June 30, 2022, compared to the same prior year periods, and increases in product and shipping costs associated with supply chain disruptions.

Gross margin of 19.7% and 19.6% in the three and six months ended June 30, 2022, respectively, was lower than the gross margin of 20.0% and 20.4% in the three and six months ended June 30, 2021, primarily due to a change in the product category revenue mix and increases in product and shipping costs associated with ongoing supply chain disruptions.

Operating Expenses

Advertising expenses decreased $1.5 million or 13.5%, and $2.3 million or 10.6%, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, primarily due to lower traffic and number of clicks.

Advertising expenses as a percentage of revenue were 9.1%, and 9.6%, for the three and six months ended June 30, 2022, compared to 8.4% and 8.9% for the three and six months ended June 30, 2021, respectively. The increase in percentage was primarily attributable to increases in cost-per-click, a change in the mix of advertising channels, increase in cancellation of sales orders, and investments in certain marketing initiatives. Management believes investment in advertisement is one of the key drivers of revenue, and measures advertising efficiency in terms of revenue per advertisement dollar spent.

Selling, general and administrative (“SG&A”) expenses decreased $2.7 million, or 21.1%, and $2.3 million, or 9.8%, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The decreases were primarily attributable to: (a) a decrease in non-cash share-based compensation expense of $1.5 million and $0.6 million, (b) a decrease in merchant processing fees of $0.5 million and $0.8 million; and (c) public company costs of $0.3 million and $0.4 million for the three and six months ended June 30, 2022 compared to the same prior year period.

Depreciation expenses increased $0.3 million, or 17.7%, and $0.5 million, or 14.0%, respectively, for the three and six months ended June 30, 2022 compared to the same prior year period.

Interest Expense

Interest expense decreased by $395, or 100.0%, and $6,885, or 100.0%, respectively, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Income Tax Expense

Income taxes decreased by $0.2 million, or 120.8%, and $0.9 million, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2022, the effective income tax rate was (4.06)% and (15.92)%, respectively, compared to 22.60% and 542.94% for the three and six months ended June 30, 2021, respectively. The changes in rate were primarily attributable to changes in state taxes and expenses not deductible for income tax purposes.

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

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(899,711)	$626,112	$(4,852,898)	$(18,701)
Interest expense	-	395	-	6,885
Income taxes (benefits)	(38,037)	182,857	(919,103)	22,923
Depreciation	2,142,433	1,819,581	4,096,895	3,593,354
EBITDA	1,204,685	2,628,945	(1,675,106)	3,604,461
Stock compensation expenses	(180,529)	1,292,604	686,841	1,321,428
Legal & settlement expenses (1)	316,743	243,426	596,385	483,186

Adjusted EBITDA Total	$1,340,899	$4,164,975	$(391,880)	$5,409,075
% to revenue	1.3%	3.2%	-0.2%	2.3%

(1)	Represents legal and settlement expenses related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and intellectual property (“IP”) protection cases. We are involved in routine IP litigation, commercial litigation and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency and significance to our operating results.

Net income decreased by $1.5 million and $4.8 million for the three and six months ended June 30, 2022, respectively, as compared to the same prior year periods, primarily driven by a decrease in gross profit, partially offset by decreases in advertising, merchant processing fees and direct support fees. The year-over-year decrease in Adjusted EBITDA for the three and six months ended June 30, 2022, as compared to the same prior year period, was attributable to an increase in net loss, partially offset by non-cash stock compensation expense, as noted in the reconciliation table above.

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

	For three months ended		For the six months ended June 30,
	March 31, 2022	June 30, 2022	2022	2021
Total net cash provided by operating activities	$(5,521,565)	$(6,741,471)	$(12,263,036)	$9,050,923
Purchase of property and equipment (net)	(16,200)	(29,160)	(45,360)	(283,786)
Website and software development costs	(1,837,962)	(1,739,802)	(3,577,764)	(3,611,451)
Free cash flow	$(7,375,727)	$(8,510,433)	$(15,886,160)	$5,155,686

The breakup of net cash (used in) provided by operating activities is as follows.

	For three months ended		For the six months ended June 30,
	March 31, 2022	June 30, 2022	2022	2021
Net cash from profit and loss account	$(1,764,030)	$967,683	$(796,347)	$4,896,081
Net cash used in working capital changes	(3,757,535)	(7,709,154)	(11,466,689)	4,154,842
Total net cash (used in) provided by operating activities	$(5,521,565)	$(6,741,471)	$(12,263,036)	$9,050,923

Liquidity and Capital Resources

The Company’s cash was $7.3 million and $23.2 million as of June 30, 2022 and December 31, 2021, respectively. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, management of net working capital and capital expenditures and our ability to a) take further cost savings and cash conservation measures, as necessary and b) to manage adverse impact of COVID-19, Russia-Ukraine conflict, inflation and lower consumer discretionary spending and other adverse macroeconomic conditions. The Company has a working capital deficiency of approximately $35.6 million and experienced declining revenues. While we have operated with a working capital deficiency since our inception, this combined with declined profitability has caused us to consume approximately $12.3 million in cash from operating activities (as shown in the Cash Flow Summary table above) during the six months ending June 30, 2022. We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Quarterly Report. Recently the Company has moderated capital investments and has taken steps to improve profitability, including optimizing its gross margin, advertising expense, general and administrative overhead, capital expenditure and its net working capital. We expect these measures to yield approximately $12 million of cash generation on an annualized basis. Our ability to meet our obligations as they become due is dependent upon increased and stabilized profitability. At this time, we believe that cash flows generated from operations and our cash will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of Part I, “Risk Factors” for a discussion of the factors that may impact our ability to maintain adequate liquidity, included in our 2021 Form 10-K.

Cash flow Summary

The change in cash and cash equivalents was as follows.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total Net cash provided by operating activities	$(6,741,471)	$(7,967,039)	$(12,263,036)	$9,050,923
Net cash used in investing activities	(1,768,962)	(2,122,963)	(3,623,124)	(3,895,237)
Net cash used in financing activities	-	(5,317)	-	(10,473)
Net change in cash	$(8,510,433)	$(10,095,319)	$(15,886,160)	$5,145,213

The breakup of net cash (used in) provided by operating activities is as follows.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net cash from profit and loss account	$967,683	$3,738,297	$(796,347)	$4,896,081
Net cash used in working capital changes	(7,709,154)	(11,705,336)	(11,466,689)	4,154,842
Total Net cash (used in) provided by operating activities	(6,741,471)	(7,967,039)	(12,263,036)	9,050,923

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

Net cash used in operating activities in the six months ended June 30, 2022 was $12.3 million and was driven primarily by the impact of a net cash loss of $0.8 million, and a negative net change in operating assets and liabilities of $11.5 million, primarily comprising of a decrease in accounts payables and customer deposits.

Net cash provided by operating activities in the six months ended June 30, 2021 was $9.1 million, resulting from a net cash gain of $4.9 million and cash provided by a change in (a) operating assets and liabilities of $4.2 million, which in turn was primarily driven by increases in accounts payable and customer deposits.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.6 million for the six months ended June 30, 2022, compared to $3.9 million for the six months ended June 30, 2021, consisting of website and software development costs and purchases of property and equipment in both periods. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended June 30, 2022, was $0, compared to $10,473 in the three months ended June 30, 2021, due to principal paid on notes payable in the prior year period that did not recur in the current year period.

Future Cash Requirements

Operating Leases

The Company has several non-cancelable lease arrangements for office spaces and an equipment lease that expire at various dates through 2025. Rental expense for operating leases was $244,094 for the three months ended June 30, 2022.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022, are as follows:

2022	$437,109
2023	753,871
2024	276,358
2025	177,939
Total future minimum lease payments	$1,645,277

Debt and Capital Structure Activity

We had no borrowings as of June 30, 2022. However, we continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, and/or enter into financing obligations for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.

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

Cash Taxes

The Company paid negligible taxes in cash for both the three months ended June 30, 2022 and 2021. As of December 31, 2021, the Company had $8,701,504 in federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly available to offset future taxable income indefinitely. However, the NOL’s are subject to an 80% of taxable income limitation for all periods after January 1, 2021. The Company does not currently anticipate any significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months. The Company’s realization of its tax asset is dependent upon our ability to generate taxable income in future periods. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Revenue Recognition

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of June 30, 2022, and December 31, 2021, were $10.8 million and $15.5 million, respectively, which are reflected as customer deposits on our consolidated balance sheets.

The outstanding days from the order date of our unshipped and undelivered orders were, on average, estimated at 9.6 days as of June 30, 2022, based on our actual determination of 9.6 days as of April 30, 2022 and based on our actual determination were, on average, 11.6 days as of December 31, 2021.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three months and six months ended June 30, 2022, and 2021 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$883,653	$1,125,970	$738,465	$1,062,077
Adjustment	(127,546)	(325,755)	17,642	(261,862)
Balance at Closing of period	$756,107	$800,215	$756,107	$800,215

Website and Software Development

We capitalize certain costs associated with website and software development (technology platform including the product catalog) for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to our internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and makes judgments as to ultimate realization. The amount of capitalized software costs for the six months ended June 30, 2022, and 2021 were as follows:

Six months ended June 30,	Capitalized Software
2022	$3,577,764
2021	$3,611,451

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

Allowance for Doubtful Accounts

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of June 30, 2022, and 2021, the Company determined that an allowance for doubtful accounts was not necessary. As circumstances change, it could result in material adjustments to the allowance for doubtful accounts.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere in this report for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are routinely involved in a number of legal actions, proceedings, litigation and other disputes arising in the ordinary course of our business. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding legal matters and proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2021 Form 10-K, except as described below.

The Company may not generate sufficient cash flows to cover its operating expenses, and any failure to obtain additional capital could jeopardize its operations and the cost of capital may be high.

The Company has a working capital deficiency of approximately $35.6 million and experienced declining revenues. While we have operated with a working capital deficiency since our inception, this combined with declined profitability has caused us to consume approximately $12.3 million in cash from operating activities during the six months ending June 30, 2022. In the event that the Company is unable to generate sufficient cash from its operating activities or obtain financing, it could be required to delay, reduce or discontinue its operations and ongoing business efforts. Further, if for any reason, the revenues of the Company decline, there are unfavorable changes in the credit terms from its key product vendors and credit card providers or there are changes in the risk assessments conducted by our merchant service providers which result in a hold or reserve on any of its accounts, then any of the foregoing could have an adverse impact on the availability of working capital to the Company. Even if the Company is able to raise capital, it may raise capital by selling equity securities, which will be dilutive to existing stockholders. If the Company incurs indebtedness, costs of financing may be extremely high, and the Company will be subject to default risks associated with such indebtedness, which may harm its ability to continue its operations. The Company has moderated capital investments and has taken steps to improve profitability. Our ability to meet our obligations as they become due is dependent upon multiple such factors discussed above as well as increased and stabilized profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information required by this Item 2 related to the grant of restricted stock to Ajay Roy, former Chief Operating Officer of the Company, pursuant to that certain Severance and General Release Agreement, dated June 23, 2022, is contained in the Current Report on Form 8-K filed with SEC on June 23, 2022.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2022, the Company did not repurchase any of its securities.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020)

10.1	Separation and General Release Agreement, by and between PARTS ID, Inc. and Ajay Roy, dated June 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2022)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

August 8, 2022	By:	/s/ Antonino Ciappina
Antonino Ciappina
Chief Executive Officer

August 8, 2022	By:	/s/ Kailas Agrawal
Kailas Agrawal
Chief Financial Officer