Form 10-Q
period 2022-09-30
PARTS iD, Inc.
filed 2022-11-09
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,114,449 shares of Class A common stock, $0.001 par value per share, outstanding on November 7, 2022.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of economic disruptions from continuing supply chain constraints and record inflation and the conflict in Ukraine. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the ongoing COVID-19 pandemic and the conflict in Ukraine, which have had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	our future capital requirements;

●	our ability to raise capital and utilize sources of cash;

●	our ability to service our obligations and to obtain funding for our operations;

●	the ongoing conflict between Ukraine and Russia and its effect on our business;

●	competition and our ability to counter competition, including changes to the algorithms of Google and other search engines and related impacts on our revenue and advertisement expenses;

●	the impact on our business of macro-economic factors including discretionary spending pressure due to inflation and low savings rates that impact consumer sentiment;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	disruptions in the supply chain and associated impacts on demand, product availability, order cancellations and cost of goods sold including the economic impacts of record inflation;

●	difficulties in managing our international business operations, particularly in the Ukraine, including with respect to enforcing the terms of our agreements with our contractors and managing increasing costs of operations;

●	changes in our strategy, future operations, financial position, estimated revenue and losses, product pricing, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities and initiatives, including the market acceptance of our planned products and services;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to maintain and enforce intellectual property rights and our ability to maintain our technology position;

●	changes in applicable laws or regulations;

●	the effects of current and future U.S. and foreign trade policy and tariff actions;

●	disruptions in the marketplace for online purchases of aftermarket auto parts;

●	costs related to operating as a public company; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

ii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

	September 30,	December 31,
	Unaudited	Audited
ASSETS
Current assets
Cash	$4,184,006	$23,203,230
Accounts receivable	2,423,474	2,157,108
Inventory	4,694,781	5,754,748
Prepaid expenses and other current assets	6,638,522	4,874,704
Total current assets	17,940,783	35,989,790

Property and equipment, net	13,489,016	13,700,876
Intangible assets	262,966	262,966
Deferred tax assets	-	2,314,907
Operating lease right-of-use	1,253,724	-
Other assets	267,707	267,707
Total assets	$33,214,196	$52,536,246

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$36,200,511	$40,591,938
Customer deposits	8,838,813	15,497,857
Accrued expenses	5,939,896	6,221,330
Other current liabilities	2,917,478	3,930,841
Operating lease liabilities	697,333	-
Total current liabilities	54,594,031	66,241,966
Other non-current liabilities
Operating lease, net of current portion	556,391	-
Total liabilities	55,150,422	66,241,966

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIT
100,000,000 Class A shares authorized and 34,114,449 and 33,965,804 issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively	3,411	3,396
Additional paid in capital	9,866,946	6,973,541
Accumulated deficit	(31,806,583)	(20,682,657)
Total shareholders’ deficit	(21,936,226)	(13,705,720)

Total liabilities and shareholders’ deficit	$33,214,196	$52,536,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2022 and 2021 (Unaudited)

	Three months ending September 30,		Nine months ending September 30,
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)

Net revenue	$79,884,740	$102,595,793	$279,034,366	$342,078,753
Cost of goods sold	63,962,534	82,316,633	224,034,701	272,826,703

Gross profit	15,922,206	20,279,160	54,999,665	69,252,050

Operating expenses:
Advertising	7,329,172	9,730,026	26,468,121	31,136,731
Selling, general and administrative	9,458,749	12,906,797	31,072,365	36,868,521
Depreciation	2,113,695	1,887,641	6,210,590	5,480,995
Total operating expenses	18,901,616	24,524,464	63,751,076	73,486,247
Loss from operations	(2,979,410)	(4,245,304)	(8,751,411)	(4,234,197)

Interest and financing expense	50,000	229	50,000	7,114
Loss before income taxes	(3,029,410)	(4,245,533)	(8,801,411)	(4,241,311)
Income tax expense (benefit)	3,241,618	(908,011)	2,322,515	(885,088)
Net loss	$(6,271,028)	$(3,337,522)	$(11,123,926)	$(3,356,223)

Loss per common share
Loss per share (basic and diluted)	$(0.18)	$(0.10)	$(0.33)	$(0.10)
Weighted average number of shares (basic and diluted)	34,064,266	33,173,456	34,004,944	33,161,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three and nine months ended September 30, 2022 and 2021 (Unaudited)

For the three months ended September 30, 2022 and 2021

	Class A Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Amount	Amount	Amount
Balance at July 1, 2021	33,173,456	$3,317	$1,738,580	$(12,738,558)	$(10,996,661)
Share based compensation	-	-	2,903,316	-	2,903,316
Net loss	-	-	-	(3,337,522)	(3,337,522)
Balance at September 30, 2021	33,173,456	$3,317	$4,641,896	$(16,076,080)	$(11,430,867)

Balance at July 1, 2022	34,062,616	$3,406	$8,516,706	$(25,535,555)	$(17,015,443)
Share based compensation	51,833	5	1,350,240	-	1,350,245
Net loss	-	-	-	(6,271,028)	(6,271,028)
Balance at September 30, 2022	34,114,449	$3,411	$9,866,946	$(31,806,583)	$(21,936,226)

For the nine months ended September 30, 2022 and 2021

	Class A Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2021	32,873,457	$3,287	$-	$(12,719,857)	$(12,716,570)
Issue of shares on release of working capital reserve	299,999	30	(30)	-	-
Share based compensation	-	-	4,641,926	-	4,641,926
Net loss	-	-	-	(3,356,223)	(3,356,223)
Balance at September 30, 2021	33,173,456	$3,317	$4,641,896	$(16,076,080)	$(11,430,867)

Balance at January 1, 2022	33,965,804	$3,396	$6,973,541	$(20,682,657)	$(13,705,720)
Share based compensation	148,645	15	2,893,405	-	2,893,420
Net loss	-	-	-	(11,123,926)	(11,123,926)
Balance at September 30, 2022	34,114,449	$3,411	$9,866,946	$(31,806,583)	$(21,936,226)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021 (Unaudited)

	Nine months ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(11,123,926)	$(3,356,223)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,210,590	5,480,995
Deferred income tax expense (benefit)	2,314,907	(913,561)
Share based compensation expense	1,601,848	3,303,145
Amortization of right-of-use asset	239,879	-
Gain on the sale of fixed assets	(63,524)	-
Changes in operating assets and liabilities:
Accounts receivable	(266,366)	(270,750)
Inventory	1,059,967	(1,524,797)
Prepaid expenses and other current assets	(1,763,818)	235,245
Accounts payable	(4,391,427)	1,124,844
Customer deposits	(6,659,044)	1,767,997
Accrued expenses	(281,434)	865,363
Operating lease liabilities	(239,879)	-
Other current liabilities	(1,013,363)	310,481
Net cash (used in) provided by operating activities	(14,375,590)	7,022,739

Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	90,250	-
Purchase of property and equipment	(64,882)	(306,165)
Website and software development costs	(4,669,002)	(5,391,016)
Net cash used in investing activities	(4,643,634)	(5,697,181)

Cash Flows from Financing Activities:
Principal paid on notes payable	-	(15,956)
Net cash used in financing activities	-	(15,956)

Net change in cash	(19,019,224)	1,309,602
Cash, beginning of period	23,203,230	22,202,706
Cash, end of period	$4,184,006	$23,512,308

Supplemental disclosure of cash flows information:
Cash paid for interest expenses	$-	$7,114
Cash paid for income taxes	$5,000	$4,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARTS iD, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we” or “us”), is a technology-driven, digital commerce company on a mission to transform the U.S. automotive aftermarket and the adjacent complex parts markets. We serve our customers by providing a differentiated customer experience with advanced product search capabilities, proprietary product options, exclusive shop by service type functionality, visually inspired browsing, easy product discovery, rich custom content, an exhaustive product catalog and competitive prices.

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

Certain Significant Risks and Uncertainties

We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $36.7 million. We continue to face macro-economic headwinds and the resulting declining revenue and profitability, which substantially decreased the negative working capital, and resulted in the use of approximately $14.4 million in cash from operating activities, of which $13.6 million was attributable to changes in working capital during the nine months ending September 30, 2022. With this, substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of the issuance of these financial statements.

To address liquidity concerns, the Company continues to restructure and optimize its operations including moderating capital investments, improving gross margin, reducing expenses, and renegotiating vendor payment terms. The Company also believes that the newly negotiated shipping contract will lead to a substantial reduction in our shipping costs which will begin to be realized by early November 2022, which will enable the Company to increase revenue and improve profitability. In addition, the Company obtained $5 million of net funding to address its liquidity needs. For more information, please see “Note 9 – Subsequent Events.”

The Company believes that the operational adjustments that have been implemented, and the funds raised will improve the financial position and allow the Company to continue operations for the next 12 months.

In February 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. Most of the Company’s engineering and product data development team as well as back office and part of its customer service center are located in Ukraine. While the conflict has not caused significant disruptions to our operations to date, it could have a material adverse effect upon the Company in future periods.

Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) and in Note 2 to Condensed Consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

Note 3 – Property and equipment

Property and equipment consisted of the following as of:

	September 30, 2022	December 31, 2021
Website and software development	$49,226,367	$43,265,793
Furniture and fixtures	851,926	851,926
Computers and electronics	1,014,132	994,925
Vehicles	325,504	430,162
Leasehold improvements	273,365	237,190
Video and equipment	176,903	176,903
Total - Gross	51,868,197	45,956,899
Less: accumulated depreciation	(38,379,181)	(32,256,023)
Total - Net	$13,489,016	$13,700,876

Depreciation of property and equipment for the three months ended September 30, 2022 and 2021 amounted to $2,113,695 and $1,887,641, respectively, and for nine months ended September 30, 2022 and 2021 amounted to $6,210,590 and $5,480,995, respectively.

Note 4 – Leases

Operating Leases

The Company has lease arrangements for office spaces and an equipment lease. These leases expire at various dates through 2025.

	As of and for the three and nine months ended September 30, 2022

Operating Lease Expense - 3 months ended September 30, 2022		$239,879
Operating Lease Expense - 9 months ended September 30, 2022		$732,363

Additional Lease information:
Weighted average remaining lease term-operating leases (in years)		2.1
Weighted average discount rate-operating leases		7%

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:
	$
2022		187,274
2023		753,871
2024		276,358
2025		177,939
2026		-
Thereafter		-
Total future minimum lease payments		$1,395,442
Less portion representing interest		(141,718)
Present value of lease obligations		1,253,724
Less current portion of lease obligations		(697,333)
Long term portion of lease obligations		$556,391

Note 5 – Shareholders’ Deficit

Preferred Stock

As of September 30, 2022, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of September 30, 2022 and 2021, no shares of Preferred Stock were issued or were outstanding. The Certificate of Incorporation of the Company authorizes the Board to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issue of any Preferred Stock.

Common Stock

As of September 30, 2022 and 2021, the Company had 34,114,449 and 33,173,456, respectively, shares of Class A common stock outstanding. As of September 30, 2022 and 2021, the Company had reserved 6,757,185 and 7,998,178, respectively, shares of Class A common stock for issuance as follows:

	Nature of Reserve	As of September 30, 2022	As of September 30, 2021
a.	Indemnification reserve: Upon the expiration of the indemnification period of two years as described in the Business Combination agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 shares to former Onyx shareholders	750,000	750,000
b.	Adjustment reserve: Upon finalizing the merger consideration, in 2021, the Company issued 299,999 shares to former Onyx shareholders	-	300,000
c.	EIP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Equity Incentive Plan	3,963,603	4,904,596
d.	ESPP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Employee Stock Purchase Plan	2,043,582	2,043,582
	Total shares reserved for future issuance	6,757,185	7,998,178

Further, pursuant to the Business Combination agreement, the sponsor has a right to 1,502,129 shares of Class A common stock should its price exceed $15.00 per share for any thirty-day trading period during the 730 calendar days after the effective date of the Business Combination.

Note 6 – Commitments and Contingencies

As of September 30, 2022, there were no material changes to the Company’s legal matters and other contingencies disclosed in the Note 5 of the “Notes to Consolidated Financial Statements” included in our 2021 Form 10-K except as described in this Note 6.

On or about September 28, 2022, the Company entered into a Consent Agreement and Final Order with the United States Environmental Protection Agency (the “EPA”) requiring the Company to pay a civil penalty of $491,474 payable in installments of 10% within 30 days, 10% within 90 days and then 10% monthly from January through August of 2023.   The EPA had alleged that the Company sold software and hardware used to disable the elements of design installed by motor vehicle manufacturers to meet emission standards.   The alleged violations of Section 203(a)(3)(B) of the Clean Air Act occurred during 2017 and 2018.   The Company had removed all such productions from its website by the end of 2018.

Note 7 – Stock-Based Compensation

During the three and nine months ended September 30, 2022, selling, general and administrative expenses included $915,007 and $1,601,848 of stock-based compensation expense, respectively.

During the three and nine months ended September 30, 2022, the Company capitalized $435,238 and $1,291,572 of stock-based compensation expense, associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP became effective immediately upon the closing of the Business Combination. As of September 30, 2022 and 2021, 3,963,603 and 4,904,596 shares of Class A common stock, respectively, are reserved for issuance under the 2020 EIP in the aggregate.

The 2020 EIP provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance units (“PSUs”), stock appreciation rights, other stock-based awards and cash awards (collectively “awards”). The awards may be granted to employees, directors and consultants of the Company.

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,551,033	$6.52
Granted	414,582	$1.13
Vested	(148,645)	$4.91
Forfeited	(52,001)	$7.62
Unvested balance at September 30, 2022	1,764,969	$5.35

As of September 30, 2022, approximately $5.5 million, of unamortized stock-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 1.08 years.

Performance Based Restricted Stock Units

The following table summarizes the activity related to PSUs during the nine months ended September 30, 2022:

PSU Type	Balance at January 1, 2022	Granted	Forfeited	Balance at September 30, 2022
Net revenue based	495,200	29,600	(103,200)	421,600
Weighted average grant date fair value	$8.00	$2.20	$7.92	$7.61
Cash flow based	123,800	7,400	(25,800)	105,400
Weighted average grant date fair value	$1.55	$1.55	$1.55	$1.55
Total	619,000	37,000	(129,000)	527,000

As of September 30, 2022, the performance criteria included in the PSUs plan are unlikely to be achieved and accordingly the company has no accrual of stock-based compensation expenses associated with the outstanding PSUs. The weighted average period of 1.32 years is still remaining before the outstanding PSUs expire.

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination, but it has not yet been implemented. As of September 30, 2022, no shares had been issued under the 2020 ESPP.

Note 8 – Income Taxes

For the three months ended September 30, 2022 and 2021, the effective income tax rate of (107.00)% and 21.39%, respectively, and for the nine months ended September 30, 2022 and 2021, the effective income tax rates were (26.39)% and 20.87%, respectively.

The effective income tax rates differ from the federal statutory rate of 21% primarily due to the effect of state income taxes, share-based compensation, deferred tax valuation allowance and expenses not deductible for income tax purposes.

The Company accounts for income taxes in accordance with ASC 740- Income Taxes (“ASC 740”). Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. As of September 30, 2022, when revaluating all available evidence, including (1) recent history of operating losses, (2) inability to objectively estimate future income and (3) macro-economic risk associated with the business, management considered it appropriate to record a 100% valuation allowance of $3,885,284 against the Company’s deferred tax asset.

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

Note 9 – Subsequent Events

As previously disclosed on the Company’s Current on Form 8-K filed with the SEC on October 26, 2022, on October 21, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with JGB Collateral, LLC, a Delaware limited liability company, in its capacity as collateral agent and the several financial institutions or entities that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lender”).

The Loan Agreement provided for term loans in an aggregate principal amount of up to $11.0 million under two tranches. The tranches consist of (i) a first tranche consisting of term loans in the aggregate principal amount of $5.5 million, of which the entire amount was funded to the Company on the Closing Date (the “Initial Term Loan Advance”); and (ii) a second tranche consisting of term loans in the aggregate principal amount of an additional $5.5 million, which may funded to the Company by the Lender in its sole and absolute discretion (subject to the terms and conditions of the Loan Agreement) until the date that is six months after the Closing Date (the “Second Term Loan Advance” and together with the Initial Term Loan Advance, the “Term Loan Advances”). Each of the Term Loan Advances will be issued with an original issue discount of $500,000.

In connection with the entry into the Loan Agreement, with respect to the Initial Term Loan Advance, the Company issued to the Lender a warrant (the “Warrant”) to purchase 1,000,000 shares (the “Warrant Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The Warrant will be exercisable for a period of five years from the date of issuance at a per-share exercise price equal to $2.00, subject to certain adjustments as specified in the Warrant. If the Company seeks and obtains the Second Loan Term Advance in accordance with the terms of the Loan Agreement, the Company will issue another Warrant to the Lender to purchase 1,000,000 shares of the Company’s Common Stock at a per-share exercise price equal to $2.00 and otherwise on the same terms and conditions as the Warrant issued with respect to the Initial Term Loan Advance. The Warrant also provides for customary shelf and piggyback registration rights with respect to the Warrant Shares.

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

There are several key competitive strengths that we believe highlight the attractiveness of our platform business model and underscore how PARTS iD, Inc. is differentiated from its competition, including:

1.	The Company’s distinctive technology, customer-first UI, and proprietary fitment data that enables a differentiated shopping experience for the automotive parts consumer. Unlike any other consumer product category, we believe that the success or failure of selling automotive parts, and especially aftermarket accessories at scale, comes down to rich and comprehensive fitment data. We believe that the Company has been successful at developing its own proprietary fitment database which is not licensed for use to any other person or entity.

2.	We believe that the Company’s product catalog of over eighteen million products and over forty-five hundred brands is unrivaled. Our comprehensive catalog is enriched with over fourteen billion data points, advanced 3D imagery, in-depth product descriptions, customer reviews, installation and fitment guides, as well as other rich custom content specifically catering to the needs of the automotive aftermarket industry and is further complemented by our highly trained and specialized customer service.

3.	The Company’s proprietary and asset-light fulfillment model has enabled us to grow organically without external capital. This platform model is enabled by a network of over one thousand suppliers which we have cultivated relationships with and integrated over the last fifteen years. This has enabled us to further scale our catalog size and to add adjacent verticals which allows us to offer a broader array of product lines over our competitors. Furthermore, our geo-sourcing fulfillment algorithm factors in real-time inventory when available, customer proximity, shipping cost, and profitability to optimize product sourcing. This algorithmic approach allows us to increase fill rate and delivery speed.

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

c.	repeat customer revenue remains strong at 34.5% of total revenue for the third quarter of 2022.

The Company has invested fifteen years in building its proprietary platform and we believe that our investment in technology and data has allowed us to expand into adjacent verticals, leveraging a capital-efficient just-in-time inventory model to offer our consumers an extensive selection and customer experience.

At the end of the second quarter of 2022, we took several measures to improve our gross margin and optimize operating costs, including optimizing advertising expense, general and administrative overhead, capital expenditure and our net working capital. In June 2022, we took steps to reduce our costs by reducing our employment base in the United States, and reducing our independent contractors in Ukraine, the Philippines, and Costa Rica, and by reducing other operating expenses. The employees and independent contractors affected by this reduction were informed of the Company’s decision beginning in June 2022. The expected savings from the measures described above is anticipated to be approximately $12 million on an annualized basis. In the third quarter of 2022, we realized more than 85% of these projected annualized savings, with the remaining savings expected to be achieved in the near future. Additionally, in October 2022, the Company successfully negotiated a new shipping contract that will yield more than 15% in lower outbound shipping rates. The shipping cost reduction is expected to reduce shipping losses and the cost of delivery to customers.

Impact of COVID-19

We continue to actively monitor the COVID-19 pandemic, including the current spread of certain variants of the virus and plan for potential impacts on our business. While conditions related to the pandemic generally have improved in 2022 compared to 2021, conditions vary significantly by geography. Although the COVID-19 pandemic has caused economic disruptions on a global scale, and created significant uncertainty, we believe it increased the adoption of online shopping by consumers and, for periods during which stimulus payments were disbursed by the government, particularly between April 2020 and April 2021, increased demand for the products of the Company with a positive effect on our revenue and profitability. However, there was a decline in traffic after the first quarter of 2021, due to an increase in the average cost-per-click in the Company’s search advertising programs, changes in channel mix, and lower consumer discretionary spending.

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in our supply chain. In the first nine months of 2022, continued spikes in the price of materials, workforce shortages and shipping and seaport delays led to increases in the cost of goods sold, which negatively impacted gross margins of the Company. Supply chain challenges have increased order cancellations and shipping costs. After two years of port congestions and container shortages, supply chain disruptions are showing signs of easing. We continue to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness. Notwithstanding the economic challenges described above, the Company achieved a Gross Margin of 19.9% in the third quarter of 2022 compared to 19.7% and 19.5% in the second and first quarters of 2022, respectively.

Russian-Ukrainian Conflict

The Russian invasion of Ukraine and resulting global governmental response have impacted, and are expected to continue to impact, our business in near term. Russia’s invasion of Ukraine has elevated global geopolitical tensions and security concerns as well as having recently created worldwide inflationary pressures. Our engineering and product data development team as well as back office and part of its customer service center are located in Ukraine. Therefore, the conflict in Ukraine could have a material adverse effect on our business, financial condition and results of operations. While the conflict has not caused significant disruptions to our operations to date, it could have a material adverse effect upon the Company in future periods.

Since the onset of the active conflict in February 2022, most of our contractors have been able to continue their work, although at a reduced capacity and/or schedule.

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

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions, including the following:

Traffic and Engagement Metrics

For the Three Months Ended September,

	2022	2021	Change	% Change
Number of Users	25,510,999	32,978,118	(7,467,119)	(22.6)%
Number of Sessions	40,708,441	56,540,357	(15,831,916)	(28.0)%
Number of Pageviews	165,705,645	230,235,761	(64,530,116)	(28.0)%
Pages/Session	4.07	4.07	(0.00)	(0.0)%
Average Session Duration	0:02:56	0:03:11	(0:00:15)	(7.9)%

For the Nine Months Ended September,

	2022	2021	Change	% Change
Number of Users	85,496,410	95,809,701	(10,313,291)	(10.8)%
Number of Sessions	146,125,666	180,812,997	(34,687,331)	(19.2)%
Number of Pageviews	565,049,869	771,603,852	(206,553,983)	(26.8)%
Pages/Session	3.87	4.27	(0.40)	(9.4)%
Average Session Duration	0:02:58	0:03:21	(0:00:23)	(11.4)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Three months ended September 30,				Change
	2022	% of Rev.	2021	% of Rev.	Amount	%
Revenue, net	$79,884,740		$102,595,793		$(22,711,053)	(22.1)%
Cost of goods sold	63,962,534	80.1%	82,316,633	80.2%	(18,354,099)	(22.3)%
Gross profit	15,922,206	19.9%	20,279,160	19.8%	(4,356,954)	(21.5)%
Gross Margin	19.9%		19.8%
Operating expenses
Advertising	7,329,172	9.2%	9,730,026	9.5%	(2,400,854)	(24.7)%
Selling, general & administrative	9,458,749	11.8%	12,906,797	12.6%	(3,448,048)	(26.7)%
Depreciation	2,113,695	2.6%	1,887,641	1.8%	226,054	12.0%
Total operating expenses	18,901,616	23.7%	24,524,464	23.9%	(5,622,848)	(22.9)%
Loss from operations	(2,979,410)	(3.7)%	(4,245,304)	(4.1)%	1,265,894	(29.8)%
Interest and financing expense	50,000	0.1%	229	0.0%	49,771	21734.1%
Loss income before income tax	(3,029,410)	(3.8)%	(4,245,533)	(4.1)%	1,216,123	(28.6)%
Income tax (benefits)	3,241,618	4.1%	(908,011)	(0.9)%	4,149,629	(457.0)%
Net loss	$(6,271,028)	(7.9)%	$(3,337,522)	(3.3)%	$(2,933,506)	87.9%

	Nine months ended September 30,				Change
	2022	% of Rev.	2021	% of Rev.	Amount	%
Revenue, net	$279,034,366		$342,078,753		$(63,044,387)	(18.4)%
Cost of goods sold	224,034,701	80.3%	272,826,703	79.8%	(48,792,002)	(17.9)%
Gross profit	54,999,665	19.7%	69,252,050	20.2%	(14,252,385)	(20.6)%
Gross Margin	19.7%		20.2%
Operating expenses
Advertising	26,468,121	9.5%	31,136,731	9.1%	(4,668,610)	(15.0)%
Selling, general & administrative	31,072,365	11.1%	36,868,521	10.8%	(5,796,156)	(15.7)%
Depreciation	6,210,590	2.2%	5,480,995	1.6%	729,595	13.3%
Total operating expenses	63,751,076	22.8%	73,486,247	21.5%	(9,735,171)	(13.2)%
Loss from operations	(8,751,411)	(3.1)%	(4,234,197)	(1.2)%	(4,517,214)	106.7%
Interest and financing expense	50,000	0.0%	7,114	0.0%	42,886	602.8%
Loss before income tax	(8,801,411)	(3.2)%	(4,241,311)	(1.2)%	(4,560,100)	107.5%
Income tax (benefits)	2,322,515	0.8%	(885,088)	(0.3)%	3,207,603	(362.4)%
Net loss	$(11,123,926)	(4.0)%	$(3,356,223)	(1.0)%	$(7,767,703)	231.4%

Revenue

Revenue decreased $22.7 million, or 22.1%, for the three months ended September 30, 2022 and $63.0 million, or 18.4%, for the nine months ended September 30, 2022, compared to the same prior year periods.

The decreases were primarily attributable to a lower number of orders due to decreases in traffic and the site conversion rate, partly offset by an increase in the average order value.

Traffic decreased by 28.0% and 19.2% in the three and nine months ended September 30, 2022, compared to the same prior periods respectively, and site conversions decreased 9.5% and 13.1% for the three and nine months ended September 30, 2022 compared to the same prior period. The decreases were partially offset by increases in average order value (AOV) of 5.8% and 8.7% for the three and nine months ended September 30, 2022, compared to the same prior year periods.

We believe that the decrease in traffic and the site conversion rate was primarily attributable to inflation and consequent reduction in discretionary spending by consumers as well as advertisement optimization and multiple changes in search engine algorithms. The decrease was exacerbated by lower availability of new cars, lack of government stimulus as compared to the first nine months of 2021 as well as an increase in product costs due to high inflation. The increase in average order value compared to the same prior year periods was primarily attributable to increases in inflation and shipping charges passed onto customers.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three and nine months ended September 30, 2022, cost of goods sold decreased by $18.4 million, or 22.3%, and $48.8 million, or 17.9%, respectively, compared to the three and nine months ended September 30, 2021. This decrease in cost of goods sold was primarily driven by decreases in the number of orders or products sold and related shipping costs.

For the three and nine months ended September 30, 2022, cost of goods sold was 80.1% and 80.3% of revenue, respectively, compared to 80.2% and 79.8% of revenue for the three and nine months ended September 30, 2021, respectively. The 0.1% decrease and 0.5% increase for the three and nine months, in cost of goods sold as a percentage of revenue was primarily attributable to changes in product categories mix and ongoing volatile supply chain disruptions associated with the COVID-19 pandemic.

Gross Profit and Gross Margin

Gross profit decreased $4.4 million or 21.5%, and $14.3 million or 20.6%, for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. These decreases were primarily attributable to the 22.1% and 18.4% decreases in revenue for the three and nine months ended September 30, 2022, compared to the same prior year periods, and increases in product and shipping costs associated with supply chain disruptions.

Gross margin of 19.9% and 19.7% in the three and nine months ended September 30, 2022, respectively, compared to the gross margin of 19.8% and 20.2% in the three and nine months ended September 30, 2021. The minor changes in gross margins are primarily due to a change in the product category revenue mix and changes in product and shipping costs associated with ongoing supply chain disruptions.

Operating Expenses

Advertising expenses decreased $2.4 million or 24.7%, and $4.7 million or 15.0%, for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily due to lower traffic and number of clicks partly offset by increase in cost per click.

Advertising expenses as a percentage of revenue were 9.2%, and 9.5%, for the three and nine months ended September 30, 2022, compared to 9.5% and 9.1% for the three and nine months ended September 30, 2021, respectively. The change in percentage was primarily attributable to optimization of advertisement spend as well as increases in cost-per-click, a change in the mix of advertising channels, and a change in cancellation of sales orders ratio.

Selling, general and administrative (“SG&A”) expenses decreased $3.4 million, or 26.7%, and $5.8 million, or 15.7%, for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The decreases were primarily attributable to decrease in sales and the company-wide restructuring begun in June-2022. Specifically SG&A decreased in: (a) non-cash share-based compensation expense of $1.1 million and $1.7 million, (b) merchant processing fees of $0.5 million and $1.3 million; and (c) expenses associated with multiple cost centers including payroll, professional fees, tech maintenance, back office and customer service support costs, public company costs, etc. of $1.8 million and $2.8 million for the three and nine months ended September 30, 2022 compared to the same prior year period.

Depreciation expenses increased $0.2 million, or 12.0%, and $0.7 million, or 13.3%, respectively, for the three and nine months ended September 30, 2022 compared to the same prior year period.

Interest and financing Expense

Interest and financing expense were $50,000 for the three and nine months ended September 30, 2022 compared to $229 and $7,114 for the three and nine months ended September 30, 2021.

Income Tax Expense

Income taxes expense increased by $4.1 million, or 457.0%, for the three months ended September 30, 2022, and by $3.2 million or 362.4% for the nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2022, the effective income tax rate was (107.00)% and (26.39)%, respectively, compared to 21.39% and 20.87% for the three and nine months ended September 30, 2021, respectively. The changes in rate were primarily attributable to recording of valuation allowance and changes in state taxes and expenses not deductible for income tax purposes.

As on September 30, 2022, under the provisions of ASC 740, the Company revaluated using a “more likely than not” standard all available evidence including (1) recent history of operating losses, (2) inability to objectively estimate future income and (3) macro-economic risk associated with the business and considered it appropriate to record an allowance of $3,885,284 against the Company’s deferred tax asset.

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

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(6,271,028)	$(3,337,522)	$(11,123,926)	$(3,356,223)
Interest expense	50,000	229	50,000	7,114
Income taxes (benefits)	3,241,618	(908,011)	2,322,515	(885,088)
Depreciation	2,113,695	1,887,641	6,210,590	5,480,995
EBITDA	(865,715)	(2,357,663)	(2,540,821)	1,246,798
Stock compensation expenses	915,007	1,981,717	1,601,848	3,303,145
Legal & settlement expenses (1)	109,913	238,293	738,654	721,480

Adjusted EBITDA Total	$159,205	$(137,653)	$(200,319)	$5,271,423
% to revenue	0.2%	-0.1%	-0.1%	1.5%

(1)	Represents legal and settlement expenses related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and intellectual property (“IP”) protection cases. We are involved in routine IP litigation, commercial litigation and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency and significance to our operating results.

For the three and nine months ended September 30, 2022, the net loss decreased by $2.9 million and increased by $7.8 million, respectively, as compared to the same prior year periods, primarily driven by a decrease in gross profit, partially offset by decreases in advertising, merchant processing fees and other selling general and administrative expenses. The year-over-year decrease in Adjusted EBITDA for the three and nine months ended September 30, 2022, as compared to the same prior year period, was attributable to an increase in net loss, partially offset by non-cash stock compensation expense, as noted in the reconciliation table above.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed free cash flow, a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities less capital expenditures (which consist of purchases of property and equipment and website and software development costs). We have provided a reconciliation below of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.

We have included free cash flow in this report because it is an important indicator of our liquidity as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

Free cash flow has limitations as a financial measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash (used in) provided by operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of net cash (used in) provided by operating activities to free cash flow for each of the periods indicated.

	For three months ended			For the nine months ended
	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022	September 30, 2021
Total net cash (used in) provided by operating activities	$(5,521,565)	$(6,741,471)	$(2,112,554)	$(14,375,590)	$7,022,739
Proceeds from sale of fixed assets	-	-	90,250	90,250	-
Purchase of property and equipment (net)	(16,200)	(29,160)	(19,522)	(64,882)	(306,165)
Website and software development costs	(1,837,962)	(1,739,802)	(1,091,238)	(4,669,002)	(5,391,016)
Free cash flow	$(7,375,727)	$(8,510,433)	$(3,133,064)	$(19,019,224)	$1,325,558

The breakup of net cash (used in) provided by operating activities is as follows.

	For three months ended			For the nine months ended
	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022	September 30, 2021
Net cash from profit and loss account	$(1,764,030)	$967,683	$(23,879)	$(820,226)	$4,514,356
Net cash (used in) provided by working capital changes	(3,757,535)	(7,709,154)	(2,088,675)	(13,555,364)	2,508,383
Total net cash (used in) provided by operating activities	$(5,521,565)	$(6,741,471)	$(2,112,554)	$(14,375,590)	$7,022,739

Liquidity and Capital Resources

The Company’s cash was $4.2 million and $23.2 million as of September 30, 2022 and December 31, 2021, respectively. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $36.7 million. We continue to face macro-economic headwinds and the resulting declining revenue and profitability, which substantially decreased the negative working capital, and resulted in the use of approximately $14.4 million in cash from operating activities, of which $13.6 million was attributable to changes in working capital during the nine months ending September 30, 2022. With this, substantial doubt exists about the Company’s ability to continue as going concern within one year after filing of this Quarterly Report on Form 10-Q.

To address liquidity concerns, the Company continues to restructure and optimize its operations including moderating capital investments, improving gross margin, reducing expenses, and renegotiating vendor payment terms. The Company also believes that the newly negotiated shipping contract will lead to a substantial reduction in our shipping costs which will begin to be realized by early November 2022, which will enable the Company to increase revenue and improve profitability. In addition, the Company obtained $5 million of net funding to address its liquidity needs. For more information, please see “Note 9 – Subsequent Events.”

Our ability to meet our obligations as they become due is dependent upon the degree of the success of our plans. Our ability to meet our obligations as they become due is dependent upon increased and stabilized revenue and profitability and additional funding. The Company believes that the operational adjustments that have been implemented, and the funds raised will improve the financial position and allow the Company to continue operations for the next 12 months.

However, any projections of future cash needs and cash flows are subject to uncertainty. See Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of Part I, “Risk Factors” for a discussion of the factors that may impact our ability to maintain adequate liquidity, included in our 2021 Form 10-K.

Cash flow Summary

The change in cash and cash equivalents was as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Total net cash (used in) provided by operating activities	$(2,112,554)	$(2,028,184)	$(14,375,590)	$7,022,739
Net cash used in investing activities	(1,020,510)	(1,801,944)	(4,643,634)	(5,697,181)
Net cash used in financing activities	-	(5,483)	-	(15,956)
Net change in cash	$(3,133,064)	$(3,835,611)	$(19,019,224)	$1,309,602

 The breakup of net cash (used in) provided by operating activities is as follows.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net cash from profit and loss account	$(23,879)	$(381,725)	$(820,226)	$4,514,356
Net cash (used in) provided by working capital changes	(2,088,675)	(1,646,459)	(13,555,364)	2,508,383
Total net cash (used in) provided by operating activities	$(2,112,554)	$(2,028,184)	$(14,375,590)	$7,022,739

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

Net cash used in operating activities in the nine months ended September 30, 2022 was $14.4 million and was driven primarily by the impact of a net cash loss of $0.8 million, and a negative net change in operating assets and liabilities of $13.6 million, primarily comprising of a decrease in accounts payables and customer deposits.

Net cash provided by operating activities in the nine months ended September 30, 2021 was $7.0 million, resulting from a net cash gain of $4.5 million and cash provided by a change in operating assets and liabilities of $2.5 million, which in turn was primarily driven by increases in accounts payable and customer deposits.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.6 million for the nine months ended September 30, 2022, compared to $5.7 million for the nine months ended September 30, 2021, consisting of website and software development costs and purchases of property and equipment in both periods. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022, was $0, compared to $15,956 in the nine months ended September 30, 2021, due to principal paid on notes payable in the prior year period that did not recur in the current year period.

Future Cash Requirements

Operating Leases

The Company has several non-cancelable lease arrangements for office spaces and an equipment lease that expire at various dates through 2025. Rental expense for operating leases was $239,879 for the three months ended September 30, 2022.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2022, are as follows:

2022	$187,274
2023	753,871
2024	276,358
2025	177,939
Total future minimum lease payments	$1,395,442

Debt and Capital Structure Activity

We had no borrowings as of September 30, 2022, however in October 2022 we did borrow $5.5 million to manage our liquidity. For more information, please see “Note 9 – Subsequent Events” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, and/or enter into financing obligations for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.

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

Cash Taxes

The Company paid negligible taxes in cash for both the three months ended September 30, 2022 and 2021. As of December 31, 2021, the Company had $8,701,504 in federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly available to offset future taxable income indefinitely. However, the NOL’s are subject to an 80% of taxable income limitation for all periods after January 1, 2021. The Company does not currently anticipate any significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months. The Company’s realization of its tax asset is dependent upon our ability to generate taxable income in future periods. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Revenue Recognition

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of September 30, 2022, and December 31, 2021, were $8.8 million and $15.5 million, respectively, which are reflected as customer deposits on our consolidated balance sheets.

The outstanding days from the order date of our unshipped and undelivered orders were, on average, estimated at 9.6 days as of September 30, 2022, based on our actual determination of 9.6 days as of April 30, 2022 and estimated at 11.6 days as of December 31, 2021 based on our actual determination of 11.6 days as of October 31, 2021.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three months and nine months ended September 30, 2022, and 2021 were as follows:

	For the three months ended September,		For the nine months ended September,
	2022	2021	2022	2021
Balance at beginning of period	$756,107	$800,215	$738,465	$1,062,077
Adjustment	8,171	(33,569)	25,813	(295,431)
Balance at closing of period	$764,278	$766,646	$764,278	$766,646

Website and Software Development

We capitalize certain costs associated with website and software development (technology platform including the product catalog) for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to our internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and makes judgments as to ultimate realization. The amount of capitalized software costs for the nine months ended September 30, 2022, and 2021 were as follows:

Nine months ended September,	Capitalized Software
2022	$5,960,574
2021	$6,729,796

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

Allowance for Doubtful Accounts

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of September 30, 2022 and 2021, the Company determined that an allowance for doubtful accounts was not necessary. As circumstances change, it could result in material adjustments to the allowance for doubtful accounts.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has a working capital deficiency of approximately $36.7 million and experienced declining revenues. While we have operated with a working capital deficiency since our inception, this combined with declined profitability has caused us to consume approximately $14.4 million in cash from operating activities during the nine months ending September 30, 2022. In the event that the Company is unable to generate sufficient cash from its operating activities or obtain financing, it could be required to delay, reduce or discontinue its operations and ongoing business efforts. Further, if for any reason, the revenues of the Company decline, there are unfavorable changes in the credit terms from its key product vendors and credit card providers or there are changes in the risk assessments conducted by our merchant service providers which result in a hold or reserve on any of its accounts, then any of the foregoing could have an adverse impact on the availability of working capital to the Company. Even if the Company is able to raise capital, it may raise capital by selling equity securities, which will be dilutive to existing stockholders. If the Company incurs indebtedness, costs of financing may be extremely high, and the Company will be subject to default risks associated with such indebtedness, which may harm its ability to continue its operations. The Company has moderated capital investments and has taken steps to improve profitability. Our ability to meet our obligations as they become due is dependent upon multiple such factors discussed above as well as increased and stabilized profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information required by this Item 2 related to the issuance of warrants to purchase shares of the Company’s Class A common stock to the Lender (as defined in the Loan Agreement), is contained in the Current Report on Form 8-K filed with SEC on October 26, 2022.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2022, the Company did not repurchase any of its securities.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

10.1	Loan and Security Agreement, by and among PARTS iD, Inc., the Lenders party thereto and JGB Collateral, LLC, in its capacity as collateral agent for the Lenders, dated as of October 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2022).

10.2	Form of Common Stock Purchase Warrant, dated as of October 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2022).

10.3	Intellectual Property Security Agreement, by and among PARTS iD, Inc., PARTS iD, LLC, the Lenders party thereto and JGB Collateral, LLC, in its capacity as collateral agent for the Lenders, dated as of October 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2022).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

November 9, 2022	By:	/s/ Antonino Ciappina
Antonino Ciappina
Chief Executive Officer

November 9, 2022	By:	/s/ Kailas Agrawal
Kailas Agrawal
Chief Financial Officer