Form 10-K
period 2022-12-31
PARTS iD, Inc.
filed 2023-04-17
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38296

PARTS iD, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	81-3674868
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1 Corporate Drive, Suite C

Cranbury, New Jersey 08512

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (609) 642-4700

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ID	NYSE, American

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $1.55 on such date, was $52,797,055. Excluded from this amount is the value of all shares beneficially owned by the registrant’s sponsor or investors thereof, directors of the registrant, and the founders of the predecessor company to the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are no other persons or entities who may be deemed to be affiliates of the registrant. As of April 17, 2023, there were 34,814,306 shares of the registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Annual Report on Form 10-K that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic, supply chain constraints from current economic conditions, record inflation and the conflict in Ukraine. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic and the conflict in Ukraine, which have had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	Our future capital requirements;

●	our ability to raise capital and utilize sources of cash;

●	our ability to generate sufficient revenue to cover our operating expenses and to continue to operate with a working capital deficiency;

●	our ability to service our obligations and to obtain funding for our operations;

●	the ongoing conflict between Ukraine and Russia has affected and may continue to affect our business;

●	competition and our ability to counter competition, including changes to the algorithms of Google and other search engines and related impacts on our revenue and advertisement expenses;

●	the impact on our business of macro-economic factors including discretionary spending pressure due to inflation and low savings rates that impact consumer sentiment;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	disruptions in the supply chain and associated impacts on demand, product availability, order cancellations and cost of goods sold including the economic impacts of record inflation;

●	difficulties in managing our international business operations, particularly in Ukraine, including with respect to enforcing the terms of our agreements with our contractors and managing increasing costs of operations;

●	changes in our strategy, future operations, financial position, estimated revenue and losses, product pricing, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities and initiatives, including the market acceptance of our planned products and services;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to maintain and enforce intellectual property rights and our ability to maintain our technology position;

●	changes in applicable laws or regulations;

●	the effects of current and future U.S. and foreign trade policy and tariff actions;

●	disruptions in the marketplace for online purchases of aftermarket auto parts;

●	costs related to operating as a public company; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

●	We have a history of losses.

●	We have experienced significant declines in revenue and are not generating sufficient cash flows to cover our operating expenses, and any failure to obtain additional capital will jeopardize our operations.

●	Russian military action against Ukraine has resulted in disruptions to the operations of our outsourced teams in Ukraine and could have a material adverse effect on our operations, liquidity and business.

●	Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

●	Our previous growth rates may not be sustainable or indicative of our future growth, which will depend on: (i) our customers’ experience, (ii) the economy and disposable income of our customers, (iii) our product offering, product pricing and fulfillment, (iv) shipping speed and cost optimization, (v) our competitive position in the aftermarket parts supply market, (vi) changes in search engine algorithms affecting our website’s search engine optimization, and (vii) vendor supplies and vendor performance.

●	We are primarily dependent on negative working capital to finance our business, and any adverse change in the availability of negative working capital, due to any factor, including a decrease in revenues or a reduction and/or withdrawal of credit terms from our key vendors, could severely impact the liquidity of the Company and its operations.

●	Our business operates on thin operating margins, and even small changes in our operating scale, revenue growth rate, product costs, advertisement costs, customer traffic patterns, search engine algorithms, or selling and administrative overhead costs, or any one-time exceptional expense, could have a material impact on our profitability. If we fail to manage our growth or our cost effectively, our business, financial conditions and results of operations could be materially and adversely affected.

●	We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

●	We depend on search engines and other online sources to attract visitors to our digital commerce platform, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business, financial condition and results of operations will be harmed.

●	If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited, and our business could suffer.

●	Our growth strategy is dependent upon our ability to expand our “iD” branded store in industries outside automotive parts and accessories and to expand beyond our core “do-it-yourself” (“DIY”) customer base into “business to business” and “do-it-for-me” (“DIFM”) customers, and these expansion efforts may fail.

●	We are highly dependent upon key product vendors. Sales of products sourced from our top ten product vendors represented approximately 17.8% of our total revenue during the fiscal year ended December 31, 2022. Our ability to source products from product vendors in amounts and on terms acceptable to the Company is dependent upon factors that are beyond our control.

●	We source most of our private label products, and our product vendors acquire most of their products, from manufacturers and distributors located in Taiwan and China. We do not have any long-term contracts or exclusive agreements with our foreign product vendors that would ensure our ability to source the types and quantities of products we desire at acceptable prices and in a timely manner or that would allow us to rely on customary indemnification protection with respect to any third-party claims similar to some of our U.S. product vendors.

●	We may not be able to properly enforce our agreements with contractors, service providers or product vendors in international markets.

●	In face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may have greater resources than us and may be better positioned to capitalize on the growing online automotive aftermarket parts and accessories market.

●	Our business is largely dependent on the personal efforts and abilities of highly skilled executive and other personnel and the loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

●	Any failure to maintain the privacy and security of information, including personally identifiable information relating to our customers, employees and vendors, whether as a result of cybersecurity or ransomware attacks on our information systems or otherwise, could damage our reputation, result in litigation or other legal actions against us, cause us to incur substantial additional costs, and materially adversely affect our business, financial condition and results of operations.

●	Technology and systems failures, including failures due to natural disasters or other catastrophic events, could prevent access to our digital commerce platform, which could reduce our net sales and harm our reputation.

●	If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers.

●	Claims of intellectual property infringement by parts manufacturers, distributors or retailers to the validity of aftermarket parts and accessories or related marketing materials could adversely affect our business.

●	We are subject to environmental laws, rules, and regulations, which may adversely impact our operations, and the failure to comply could result in harm to our reputation and could lead to fines and other penalties, including restrictions on the importation of our products into, or the sale of its products in, one or more jurisdictions until compliance is achieved.

●	Our business could be adversely affected by an ongoing legal proceeding with certain stockholders, and because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.

●	We are incurring significantly increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

●	We depend on third-party delivery services to deliver products to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

●	Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations. Further, customers’ increasing demands for free shipping of products could adversely impact the growth of our business.

●	We rely on our bandwidth and data center providers and other third parties to provide services and products to our customers, and any failure or interruption in the services provided by these third parties could disrupt our business and cause us to lose customers.

●	Demand for the products we sell may be affected by the number of older vehicles in service as vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

●	Demand for the products we sell may be affected by the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair and mileage levels may be affected by gas prices, ride sharing, the COVID-19 pandemic and related restrictions to slow its spread and other factors.

●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted. Demand for the products we sell may be affected by the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

●	Demand for the products we sell may be affected by the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, the COVID-19 pandemic and related restrictions to slow its spread and other factors.

●	If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.

v

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

At the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub 1 merged with and into Onyx (the “First Merger”), with Onyx surviving as a direct wholly owned subsidiary of Merger Sub 2, and (b) promptly following the First Merger, Onyx, as the surviving company of the First Merger, merged with and into Merger Sub 2 (the “Second Merger”). Upon the consummation of the Second Merger, Merger Sub 2 was the surviving company and Onyx ceased to exist, and Merger Sub 2 became a direct, wholly owned subsidiary of the Company (collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, (i) Legacy changed its name from Legacy Acquisition Corp. to PARTS iD, Inc. and listed its shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) on the NYSE under the symbol “ID” and (ii) Merger Sub 2 changed its name to PARTS iD, LLC (“PARTS iD, LLC”).

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

The Company’s in-house data catalog houses over 14 billion data points for automobiles and the Company’s other seven verticals. This data catalog is designed to tie vehicles with parts that fit their specific YMM, including the variations of sub-model, engine size, transmission type and drivetrain type, as well as to recommend complementary products, such as tools required to install purchased parts and accessories. To build its catalog, the Company aggregates data from multiple sources, cross-pollinates this data to address any gaps in data sets, enriches the catalog using its proprietary internal data, then applies artificial intelligence to make further improvements. Through this process, the Company’s data catalog can: (i) determine the exact parts fitment for a product by its parameters, even if certain fitment details are originally missing in manufacturers’ data feeds; and (ii) rapidly incorporate new SKUs as they become available. Because its data catalog is continually expanding with each customer interaction, the Company also can offer better purchase recommendations, increase up-sell opportunities, improve the efficiency of its fulfillment operations, and lower errors and mistakes in orders. These economic and commercial advantages result in a fly-wheel effect that increases operating leverage and momentum. Because the cost of operating the Company’s data catalog is largely fixed, the Company has been able to expand its customer offerings into adjacent categories at relatively low incremental costs. The Company’s in-house catalog and deep understanding of fitment data helps offer a personalized and tailored experience to its diverse customer base of DIY, DIFM and PRO (mechanics) customers. The Company is committed to providing an enhanced customer experience and becoming a one-stop shop and seamless solution for all vehicle enthusiast needs.

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

Fulfillment Operations

The Company’s virtual, proprietary, and capital-efficient fulfillment model manages its sales volume while carrying minimal inventory, which is primarily associated with its private label products. The Company’s platform, which incorporates live or frequently updated inventory feeds from our product vendors, provides stock-on-hand for approximately 18 million products across over 5,000 active brands. The Company’s fulfillment model decides which product vendor to source from while the sale is made based on a proprietary algorithm, which incorporates factors such as availability of inventory, customer proximity, shipping cost and profitability. This decentralized, data-driven approach allows the Company to increase delivery speed through more than 2,500 shipping points from its U.S. vendor network.

Products

The Company primarily sells automotive parts and accessories, including a wide range of goods from automobile accessories, wheels and tires, performance parts, lighting, and repair parts. In addition, the Company launched seven new verticals in August 2018 and in 2022 the value of the orders received from these verticals was approximately 9.0% of the Company’s total order value. These seven verticals offer parts and accessories for semi-trucks, motorcycles, powersports (including ATVs, snowmobiles, and personal watercraft), RVs/campers, boats, recreation (including outdoor sports and camping gear) and tools using the same proprietary platform.

The Company primarily sources its products from industry leading brands and product vendors located in the U.S., except that its private label products are largely sourced from foreign product vendors. Regarding sales of products sourced from our product vendors, no single product vendor accounted for more than 10% of the Company’s total revenue for the year ended December 31, 2022. The Company’s inventory on hand, which largely relates to private label products, was approximately $1.5 million as of December 31, 2022 and $1.7 million in value as of December 31, 2021. As of December 31, 2022 and 2021, the sale value of customers’ unshipped and undelivered orders were $3.1 million and $15.5 million, respectively.

Private Label Product. The Company’s private label business uses proprietary data to identify, import and sell higher margin products that are in demand on its platform. Management believes that by selecting and pairing a superior import product with its purpose-built and proprietary data catalog, consumers are provided the option to purchase a high-quality product at a reasonable cost. Private label revenue was less than 10% of the Company’s total revenue for the year ended December 31, 2022.

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

Industry and Market Opportunity

The Company’s management believes the U.S. aftermarket automotive market is massive, fragmented, and ripe for disruption as overall consumer preferences are increasingly shifting to online transactions. Although the ultimate impacts of the COVID-19 pandemic remain uncertain and consumer demand for automobile parts and accessories may be impacted in a recessionary environment. The auto aftermarket continues to have an upward trend despite economic pressures of inflation.

According to Hedges & Company, the light duty auto parts industry is projected to be $374 billion in 2023, which includes parts and service. The entire automotive aftermarket/auto care industry, including medium and heavy-duty parts and services, is projected to be $497 billion in 2023.

The outlook is mixed per Market Research SEMA Future Trends 2023 Report (the “SEMA Report”) issued in January 2023. In 2021, demand for specialty-aftermarket parts was strong, with some companies recording their best sales ever. Retail sales hit a record high of $50.9 billion, over 6% from 2020. This was despite looming challenges on the horizon which materialized more in 2022, such as rising inflation and supply-chain challenges—both of which led to lower inventories and higher prices. Additionally, consumers had more options to spend their money on, as most sectors of the economy that closed during the pandemic were open once again. The SEMA Report projected that sales growth slowed in 2022 to around 2%. Looking forward, we expect both prices and supply-chain issues should normalize. Slow vehicle sales will likely push consumers to hold onto their vehicles longer and purchase more aftermarket parts. As a result, unless economic conditions change significantly, the industry is expected to return to normal growth levels of 3% to 4% in 2023 and beyond depending on what happens to the economy over the coming year and how will affect consumer spending. Economic slowing towards the end of 2023 is projected and potentially a recession as the Federal Reserve attempts to combat inflation. However, if the recession is deeper and more severe, then projections for the industry as well as other sectors will end up being more pessimistic. However, we believe the industry remains optimistic about the near future.

The SEMA Report also stated that despite increasing inventory levels, the average price for new vehicles continues to grow. The average transaction price, without applied consumer incentives, hit $49,507 in December 2022—the highest price on record. Ultimately, these prices as well as increasing interest rates are putting downward pressure on sales for dealers and automakers across the country. However, interest rates are likely to remain high for a while as the Federal Reserve tries to lower inflation. The average interest rate for a new vehicle was 5.16%. This, along with the fact that model availability is still limited make it difficult for consumers to purchase new right now. Like the market for new vehicles, used-vehicle sales are also down. Sales for 2022 are projected to have finished more than 4 million units below their 2021 levels. Consumers keep their vehicles longer as they buy new vehicles less, which means less used inventory is available and puts upward pressure on prices. On top of this, interest rates for used vehicles on average are even higher than those for a new vehicle loan. As with new-vehicle sales, we project that it will take until 2025 for used-vehicle sales to return to their pre-pandemic levels of around 40 million units per year. Similar to new light vehicles in the United States, it’s expensive to buy a used vehicle as well. As of November 2022, the average price of a used vehicle was $27,143. On top of this, the average interest rate on a used-car loan is exceptionally high at 9.34% (December 2022), significantly higher than that for a new vehicle. These prices, along with diminished inventory, are helping to soften sales as well. Now that used-vehicle sales have cooled off, prices are expected to normalize and become less volatile over the next year or two. Off-road products and accessories are a significant segment for the specialty equipment industry, with most companies seeing a lot of opportunity. Pickups and SUVs (especially the Jeep Wrangler) are commonly accessorized for off-road applications. In fact, 62% of pickup owners buy off-road parts or take their vehicles off-road. Around 80% use their pickup for outdoor recreation uses. A relatively new trend in the specialty-equipment industry is overlanding. Off-roading and overlanding overlap a fair degree, but overlanding refers to a combination of remote travel, off-roading and camping. When it comes to our industry, overlanding products would include things like mounted tents. Overall, our industry sees opportunity in overlanding, but less than it does in the off-road segment.

Overlanding has garnered a lot of attention at the past few SEMA Shows. Based on Google search trends, overlanding as a segment is a relatively new concept that didn’t become common until the end of 2018 and spiked at the beginning of the pandemic. Additionally, it’s mainly popular with states that have a lot of off-roading opportunities, especially Utah, Idaho, Montana, Colorado and the Pacific Northwest. Also, sports cars are some of the most accessorized and enthusiast-owned vehicles on the road today. While produced at much lower numbers than typical passenger cars, their accessorizers tend to modify them at a much higher rate, installing more specialty aftermarket parts on them than other segments. The top sports cars for accessorization are often termed muscle cars (most of which are American brands). However, sport compact “tuner” cars are also popular, and include models from Asia and Europe. The industry continues to see significant opportunity for both the muscle car and tuner markets. Fresh models, such as the Nissan Z and Toyota GR Supra, offer exciting new platforms for accessorization and modification.

Many companies within the specialty-equipment industry also see opportunity in the racing parts market. In 2021, racing parts accounted for $7.79 billion in part sales. Now that the country has mostly moved on from the pandemic and racing has resumed full time, parts sales within this market are expected to grow.

After a turbulent few years for the racing industry due to the pandemic, racing is moving into 2023 with significant momentum, and the industry is optimistic for the future. In 2023, 93% of racing part manufacturers, retailers and distributors expect sales to stay the same or grow—with 55% expecting a sales increase. When it comes to racetracks, 95% expect to host at least the same number of races in 2023, with 34% expecting to host more.

In addition to passenger cars and light trucks, the specialty-equipment industry also sees opportunity in selling parts for other powersport and recreational vehicles—especially ATVs and UTVs. This opens potential cross-selling opportunities in addition to selling parts for their car or truck.

The Company has historically focused specialty automotive equipment market but is seeking to accelerate its growth through automotive repairs, targeted international expansion and the addition of new verticals. The Company’s other product verticals present an aggregate market opportunity expected to exceede $100 billion.

Market Size

(1)	2022 forecast published by Hedges Company based on Auto Care Association/AASA Channel Forecast Model; (2) 2021 SEMA Market Report. (3) Outdoor Industry Association, IBIS World, Global Market Insights, Technavio, Freedonia, National Marine Manufacturers Association

SEMA Future Trends January 2022 report

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

The Company currently drives traffic to its platform primarily with search engines; 72% of the Company’s traffic and 60% of its revenue in 2022 was acquired in this manner. Once on the platform, customers are presented with the Company’s proprietary marketing and product content that is created via in-house, multi-step image and video processing. Automated image refinement and the Company’s creative design team work to ensure consistency and quality across all content, including the product images presented to customers on the Company’s platform. Product pages on the Company’s platform present customers with multiple, customized product choices, plus cross-sell and up-sell opportunities, as well as training materials, product comparison information, installation instructions and customer reviews. Customers have the option to shop and explore on the Company’s platform in multiple ways, including by part number, brand or product category.

Competition

The parts and accessories industries in which the Company sells its products are competitive and fragmented, and products are distributed through multi-tiered and overlapping channels. The Company competes with both online and offline sellers that offer parts and accessories, repair parts and OEM parts to either the DIY or the DIFM consumer groups. Current or potential competitors include (i) online retailers, including both niche retailers of uncommon, highly specialized products and general retailers of a larger number of broadly available products; (ii) national parts retailers such as Advance Auto Parts, AutoZone, NAPA and O’Reilly Auto Parts; (iii) internet-based marketplaces such as Amazon.com and eBay.com; (iv) discount stores and mass merchandisers; (v) local independent retailers; (vi) wholesale parts distributors and (vii) manufacturers, product vendors and other distributors selling online directly to consumers. The Company faces significant competition from these and other retailers in the United States and abroad. Most of these competitors are, and will be, substantially larger than the Company, and have substantially greater resources and operating histories. There can be no assurance that the Company will be able to keep pace with the technological or product developments of its competitors. These companies also compete with the Company in recruiting and retaining highly qualified technical and professional personnel and consultants.

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

There are several key competitive strengths that management believes highlight the attractiveness of the Company’s platform business model and underscore how PARTS iD, Inc. is differentiated from its competition, including:

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

3.	The Company’s differentiated customer experience is a result of rich content, wide product range with ease of selection, proprietary fitment data, and highly trained customer service representatives, providing a data-driven engagement platform for discovery and inspiration. This is demonstrated by:

a.	the Company’s Net Promoter Score continues to be between 60 – 70;

b.	the Company’s overall product return rate across all eight verticals is consistently within the range of 5 - 6% versus industry averages of more than 20%; and

c.	repeat customer revenue was 34% of total revenue for the fourth quarter of 2022.

The Company has invested sixteen years in building its proprietary platform and we believe that our investment in technology and data has allowed us to expand into adjacent verticals, leveraging a capital-efficient just-in-time inventory model to offer our consumers an extensive selection and customer experience.

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

While the Company has processes in place to ensure that products are sold in compliance with the requirements imposed by the EPA and similar state-level regulators, all verification processes have inherent limitations. The Company has been, is currently, and may in the future be the subject of regulatory proceedings initiated by the EPA, CARB or other applicable regulatory bodies, and the results of such proceedings are uncertain. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

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

Employees

As of December 31, 2022, the Company employed 65 full-time employees, all in the United States. As of April 14, 2023, the Company employed 26 full-time employees, all in the United States. None of the Company’s employees are represented by a labor union, and management believes that the Company’s relations with its employees are good. Most of our call center, web-site development, IT infrastructure support and back-office services are provided by independent contractors in Ukraine, Belarus, Philippines, and Costa Rica. Our outside U.S. operations allow us to access requisite talent at a significantly lower cost compared to U.S.-based talent. In June 2022, we took steps to reduce our costs by reducing our employment base in the United States, and reducing our independent contractors in Ukraine, the Philippines, and Costa Rica, and by reducing other operating expenses. In February 2023, we announced that the Company reduced its employment base by two-thirds in the United States and similarly significantly reduced its independent contractors in Ukraine, Costa Rica and the Philippines. For more information, see “Note 14 – Subsequent Events” included elsewhere in this report.

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

Risks Related to the Company’s Finances

The Company has a history of losses.

The Company has a history of low operating margins and losses. The Company continues to focus on growing its business in the near term, with increasing investments in its business, which may result in the incurrence of additional losses. During the year ended December 31, 2022, the Company had a net loss of $17.9 million, compared to net a net loss of $8.0 million in 2021. In 2022, a slight decrease in gross margin and a decrease in advertising spend due to liquidity issues substantially reduced the profitability of the Company. With continuing supply chain constraints and liquidity concerns, the Company’s financial condition for 2023 could also be adversely impacted by lower gross margins and lower advertising spend thus reducing revenues. If the Company incurs substantial net losses in the future, it could impact the Company’s liquidity, as it may not be able to provide positive cash flows from operations in order to meet its working capital requirements. The Company may need to sell additional assets or seek additional equity and or debt financing in the future. However, there can be no assurance that the Company would be able to raise such additional financing or engage in such asset sales on acceptable terms, or at all. If the Company’s net losses were to continue, and if the Company is not able to raise adequate additional financing or proceeds from asset sales to continue to fund its ongoing operations, it will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail its operations, file for bankruptcy or cease operations.

The Company has experienced significant declines in revenue and is not generating sufficient cash flows to cover its operating expenses, and any failure to obtain additional capital will jeopardize its operations.

Other than the funding provided by JGB (as defined below) in the fourth quarter of 2022 and the proceeds received from the issuance of Convertible Notes in the first quarter of 2023, we currently do not have any other committed sources of capital and we have very limited liquidity. As of December 31, 2022, the Company had negative working capital of approximately $41.6 million and has continued to experience declining revenues. While we have operated with a working capital deficiency since our inception, this combined with declined profitability had caused us to consume approximately $18.5 million in cash from operating activities during the year ended December 31, 2022. Since then, we have been unable to generate sufficient cash from our operating activities or obtain sufficient financing to cover our operating expenses to date. If our revenues do not increase and continue to decline, we may be forced to discontinue our operations. In addition, we have experienced recent unfavorable changes in our credit terms from our vendors due to our inability to generate sufficient cash flows to cover our operating expenses. We need to raise additional capital in the near future, which may not be available on reasonable terms or at all, to continue funding the operations and development of our business. Even if we are able to raise additional capital, we may raise capital by selling equity securities, which will be dilutive to our existing stockholders. If we incur indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue the Company’s operations as a going concern. We cannot provide any assurance that we will be able to generate sufficient revenue and positive cash flow to successfully continue our business operations.

Changes in customer, product, vendor or sourcing sales mix could cause the Company’s gross margin and ultimately operating margins to decline; failure to mitigate these pressures could adversely affect its results of operations and financial condition.

The Company’s gross margins are dependent on the mix of products it sells, decisions to drop-ship rather than stock products in its distribution centers, decisions to offer private label alternatives or branded offerings, price changes by its vendors, pricing actions by competitors, and the mix of paid and organic traffic to its e-commerce platform and economic conditions. In addition, the Company’s margin could be adversely affected by any consumer shift away from its private label products. Declines in the Company’s margins could adversely affect its results of operations and financial condition.

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

The Company’s success depends on its ability to attract customers in a cost-effective manner. The Company’s investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from it or the volume of consumers that purchase from it may not yield the intended return on investment. In order to drive traffic to its digital commerce platform, the Company relies on relationships with providers of online services, search engines, shopping comparison sites and marketplace sites to provide content, advertising banners and other links. In particular, the Company relies on Google as an important marketing channel, and if Google changes its algorithms or if competition increases for advertisements on Google or the Company’s other marketing channels, the Company may be unable to cost-effectively attract customers to its products. During the year ended December 31, 2022, 49% of the Company’s revenue was directly attributable to organic and paid traffic from Google.

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

The Company’s growth is dependent on several factors which may not be achieved.

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

The Company maintains international business operations in Ukraine, Belarus, the Philippines and Costa Rica. These international operations include development and maintenance of the Company’s websites and call center and back-office support services. The Company is subject to several risks and challenges that specifically relate to its international operations. If the Company is unable to address and overcome these challenges, its operations could be interrupted or its growth could be limited, which may have an adverse effect on its business and operating results. These risks and challenges include:

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

The online market for automotive parts and accessories is less developed than the online market for many other business and consumer products and currently represents only a small part of the overall automotive parts and accessories market. The Company’s success will depend in part on its ability to attract new customers and to convert customers who have historically purchased automotive parts and accessories through traditional retail and wholesale operations. Specific factors that could discourage or prevent prospective customers from purchasing from the Company include:

●	concerns about buying automotive parts and accessories without face-to-face interaction with sales personnel;

●	the inability to physically handle, examine and compare products;

●	delivery time associated with internet orders;

●	concerns about the security of online transactions and the privacy of personal information;

●	delayed shipments or shipments of incorrect or damaged products;

●	increased costs related to shipping;

●	the inconvenience associated with returning or exchanging items purchased online;

●	limited or no installation options or support for many products purchased online;

●	our inability to supply products due to supply chain disruptions.

If the online market for automotive parts and accessories does not gain widespread acceptance, the Company’s sales may decline and its business and financial results may suffer.

If demand for the Company’s products slows, then its business may be materially adversely affected.

Demand for the products the Company sells may be affected by several factors it cannot control, including:

●	the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

●	the economy. In periods of declining economic conditions, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair. Additionally, such conditions may affect the Company’s customers’ ability to obtain credit. During periods of expansionary economic conditions, more of the Company’s DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.

●	the weather. Milder weather conditions may lower the failure rates of automotive parts, while extended periods of rain and winter precipitation may cause the Company’s customers to defer maintenance and repair on their vehicles. Further, drastic weather storms, such as hurricanes and winter storms, can have an immediate negative impact on the demand for the Company’s products.

●	technological advances. Advances in automotive technology, such as electric vehicles, and parts design can result in cars needing maintenance less frequently and parts lasting longer.

●	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, the COVID-19 pandemic and related restrictions to slow its spread and other factors.

●	the number and quality of the vehicles manufactured by original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles. In turn, supply chain constraints can impact the consequent production of new vehicles, such as the recent disruptions to the global availability of chips required for the production of new vehicles.

●	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation. These restrictions may cause vehicle owners to rely on dealers to perform maintenance and repairs.

●	decrease in vehicle ownership due to wider adoption of on-demand transportation and ride sharing services.

●	any change in consumer discretionary spend. This impacts the demand for the Company’s accessories business materially, which business comprises more than 46% of our total revenue.

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

The Company is dependent upon relationships with product vendors in Taiwan and China for most of its products.

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

The Company relies on third parties for the shipment of products, including a single carrier for most of its shipping needs, and it cannot be sure that these relationships will continue on terms favorable to it, or at all. In 2021, our shipping costs substantially increased, and may continue to increase, and we have not been able, and may continue to not be able, to pass all these costs directly on to its customers. Any increased shipping costs could harm the Company’s business, prospects, financial condition and results of operations by increasing its costs of doing business and reducing gross margins, which would negatively affect its operating results.

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

The Company’s top ten product vendors represented approximately 17.8% of its total revenue during the fiscal year ended December 31, 2022. The Company’s ability to acquire products from its product vendors in amounts and on terms acceptable to it is dependent upon a number of factors that could affect its product vendors and which are beyond its control. For example, financial or operational difficulties that some of the Company’s product vendors may face could result in an increase in the cost of the products the Company purchases from them. If the Company does not maintain its relationships with its existing product vendors or develop relationships with new product vendors on acceptable commercial terms, it may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, it could lose customers and its sales could decline.

The Company outsources the distribution and fulfillment operation for most of the products it sells and is dependent on drop-ship product vendors to manage inventory, process orders and distribute those products to its customers in a timely manner. For the year ended December 31, 2022, products shipped by drop-ship product vendors represented the vast majority of the Company’s total revenue. Because the Company outsources several traditional retail functions to product vendors, it has limited control over how and when orders are fulfilled. The Company also has limited control over the products that its product vendors purchase or keep in stock. The Company’s product vendors may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to the Company’s customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to the Company’s customers in a timely and accurate manner may damage the Company’s reputation and brand and could cause it to lose customers and its sales to decline.

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

The pandemic and related measures have recently caused supply chain constraints, leading to some of our key suppliers having low in-stock rates. This has led to higher order cancellations by our customers due to vendors going out of stock or shipping delays, part of which led us to turn to alternate sourcing of products at higher prices. Due to various factors, including vaccine transportation, the shipping capacities of our carriers were reduced, and they increased our shipping costs. A few of our smaller vendors have also been consolidating their shipping locations, thereby increasing delivery time and shipping costs. The resultant inflation, higher prices as well as higher shipping cost has not been able to be entirely passed on to the customer, which has adversely impacted our cost of goods sold and gross margins and could continue.

The Company is dependent on its product vendors to supply it with products that comply with safety and quality standards at competitive prices and to comply with the terms of their stated customer warranties.

The Company is dependent on its vendors continuing to supply quality products at favorable prices. If the Company’s merchandise offerings do not meet its customers’ expectations regarding safety and quality, it could experience lost sales, increased costs and exposure to legal and reputational risk. All the Company’s product vendors must comply with applicable product safety laws, and the Company is dependent on them to ensure that the products its customers buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose the Company to government enforcement action and private litigation and result in costly product recalls and other liabilities. To the extent the Company’s product vendors are subject to additional governmental regulation of their product design and/or manufacturing processes, the cost of the merchandise it purchases may rise. In addition, negative customer perceptions regarding the safety or quality of the products the Company sells could cause its customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for the Company to regain the confidence of its customers.

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

We are in the process of working with our contractors to develop disaster recovery and business continuity plans and processes related to our website and back-office functions. The current conflict in the Ukraine may temporarily delay those plans as we continue to support our contractors to prevent any disruption in services to our customers.

If the Company fails to offer a broad selection of products at competitive prices or fails to locate sufficient inventory to meet customer demands, its revenue could decline.

In order to expand its business, the Company must successfully offer, on a continuous basis, a broad selection of automotive parts and accessories that meet the needs of its customers. Products sold by the Company are used by consumers for a variety of purposes, including repair, performance, improved aesthetics and functionality. In addition, to be successful, the Company’s product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. The Company cannot predict with certainty that it will be successful in offering products that meet all these requirements. Moreover, even if the Company offers a broad selection of products at competitive prices, it must maintain access to sufficient inventory to meet consumer demand. If the Company’s product offerings fail to satisfy its customers’ requirements or respond to changes in customer preferences or if the Company otherwise fails to locate sufficient inventory to meet customer demands, its revenue could decline.

Shifting online consumer behavior regarding automotive parts and accessories could adversely impact the Company’s financial results and the growth of its business.

Shifting consumer behavior indicates that the Company’s customers are more inclined to shop for automotive parts and accessories through their mobile devices. For the year ended December 31, 2022, approximately 50% of the Company’s website revenue and 61% of its website traffic was attributable to mobile customers. Mobile customers exhibit different behaviors than more traditional desktop-based e-commerce customers. User sophistication and technological advances have increased consumer expectations around the user experience on mobile devices, including speed of response, functionality, product availability, security, and ease of use. If the Company is unable to continue to adapt its mobile device shopping experience in ways that improve its customers’ mobile experience and increase the engagement of its mobile customers, the Company’s sales may decline and its business and financial results may suffer.

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

Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. If it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our website, we could lose customers and fail to attract new customers. As a result, our customer growth could be harmed and our business, financial condition, and results of operations may be materially and adversely affected.

Significant product cancellations or returns could harm our business.

We allow our customers to cancel their orders, as well as return products, for which we offer refunds, subject to our return and refunds policy. If cancellations, returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, and results of operations could be adversely affected. Further, we modify our policies relating to returns or refunds from time to time, and may do so in the future, which may result in customer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make. In 2022, while our returns rates were relatively constant, our cancellation rates increased compared to pre-pandemic years.

If commodity prices such as fuel, plastic, aluminum and steel increase, the Company’s margins may be negatively impacted.

Increasing prices in the component materials for the parts the Company sells may impact the availability, the quality and the price of its products, as product vendors search for alternatives to existing materials and increase the prices they charge. The Company cannot ensure that it can recover all the increased costs through price increases, and its product vendors may not continue to provide a consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on the Company’s business and results of operations. In 2022, there were increases in costs of product materials, and we were unable to pass on the entire increase to consumers, which negatively impacted our gross margin, and such negative impacts may continue to occur.

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

As of April 14, 2023, the Company had approximately 230 contractors, consisting of our outsourced engineering and product data development team as well as our outsourced marketing, back office and part of our customer service teams, located in Ukraine, which has been involved in political confrontation with the Russian Federation since 2014. While initially confined to two eastern provinces and the Crimean Peninsula, the conflict escalated significantly in February 2022 when the Russian Federation launched a full-scale invasion with as many as 190,000 troops across all of Ukraine. Since that time, the conflict has escalated, has caused disruption throughout the country and has provoked strong reactions from countries around the world, including the imposition of broad financial and economic sanctions against Russia. Our outsourced teams in Ukraine are located in the southern part of the country, which has been invaded. The actual hardware, including all servers, involved in operating our business have been located outside Ukraine for several years.

Since the onset of the active conflict in February 2022, most our contractors have been able to continue their work, although at a reduced capacity and/or schedule. Our websites and call centers have continued to function, however they could be more negatively impacted in the future. Some of our contractors have moved outside of Ukraine to neighboring countries where they continue to work remotely. Some of our contractors who have remained in Ukraine have moved to areas in western Ukraine, but their ability to continue work is subject to significant uncertainty and potential disruptions.

The situation is highly complex and continues to evolve. Although we are working to provide IT support by existing personnel in other countries and planning for temporary work locations in surrounding countries, we cannot provide any assurance that our outsourced teams in Ukraine will be able to provide efficient and uninterrupted services, which could have an adverse effect on our operations and business. In addition, our ability to maintain adequate liquidity for our operations is dependent on several factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services in Ukraine or in the neighboring countries of Moldova, Romania, Poland or Hungary or adverse displacement of our teams or disruption of international banking could materially impact our operations and liquidity.

In addition, civil unrest, political instability or uncertainty, military activities or broad-based sanctions, should they continue for the long term or escalate, could require us to rebalance our geographic concentrations and could have an adverse effect on our operations and financial performance, including through increased costs of compliance, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our business resulting from deteriorating general economic conditions. Further, we cannot predict the impact of the military actions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, supply chain disruptions and higher freight costs.

The global COVID-19 pandemic could harm the Company’s business, results of operations, financial condition and liquidity.

The global spread of COVID-19 and related measures to contain its spread (such as government-mandated business closures and shelter-in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and related measures to contain its spread have not adversely affected the Company’s results of operations to date, they have adversely affected certain components of the Company’s business, including by increasing cancellations (which can result in an increase in advertisement costs), shipping times and cost of goods sold. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that it cannot predict, including the duration and scope of the pandemic; any resurgence of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets; the potential for shipping difficulties, including slowed deliveries to customers; the potential for increased cancellations by customers; and the ability of consumers to pay for products. Although consumer online demand for and the inventory of the Company’s products have remained stable, the COVID-19 pandemic has generally resulted in a decrease in consumer spending with respect to the wider economy, which in the future could have an adverse impact on the Company through reduced consumer demand for or inventory of its products. Additionally, the COVID-19 pandemic has caused some employees to work remotely, which could negatively impact its business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect the Company’s business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase the Company’s borrowing costs, if any, and other costs of capital and otherwise adversely affect its business, results of operations, financial condition and liquidity, and the Company cannot assure that it will have access to external financing at times and on terms it considers acceptable, or at all, or that it will not experience other liquidity issues going forward.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition or liquidity, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

We believe that climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk) and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to the facilities of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could could disrupt the operations of our suppliers and our overall supply chain, which may result in increased costs.

Environmental, social and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to environmental, social and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with suppliers being able to distribute products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. While we strive to improve our ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including product quality and safety- standards for our suppliers and key product vendors, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. The Company is subject to a number of privacy and similar laws and regulations in the countries in which it operates, and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict the Company’s ability to provide services to its customers that they may find to be valuable. For example, the EU General Data Protection Regulation (“GDPR”) applies to all the Company’s activities conducted from an establishment in the European Union or related to products and services offered in the European Union and imposes significant compliance obligations regarding the handling of personal data. If the Company fails to comply with the GDPR, or if regulators assert the Company has failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage. In the United States, all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020 and which provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. Moreover, on November 3, 2020, Californians voted to approve a ballot measure that created the California Privacy Rights Act (“CPRA”), which expands the scope of the CCPA and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations. The CPRA is scheduled to take effect on January 1, 2023, with a lookback to January 1, 2022. In addition to the CCPA and CPRA, several other U.S. states have or are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the CCPA, the CPRA and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. Complying with these varying national and international requirements could cause the Company to incur substantial costs or require it to change its business practices in a manner adverse to its business, and violations of privacy-related laws can result in significant penalties.

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

In general, the Company has not historically collected state or local sales, use, or other similar taxes in any jurisdictions in which it believed it did not have a tax nexus. In addition, the Company has not historically collected state or local sales, use, or other similar taxes in certain jurisdictions in which it does have a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. Several states have begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. While we believe we now collect, remit, and report sales tax in all required states, it is still possible that one or more jurisdictions may assert that we have liability for previous periods for which we did not collect sales, use, or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition, and operating results.

Certain U.S. state tax authorities could assert that the Company has nexus in that state and seek to impose state and local income taxes which could harm its results of operations.

For the tax year ending December 31, 2022, and for years prior thereto, the Company filed state income tax returns in New Jersey. There is a risk that state tax authorities in other states could assert that the Company is liable for state and local income taxes based upon income or gross receipts allocable to such states because the Company has nexus with those states. The Company could then be subject to state and local taxation in other states, in lieu of or in addition to, taxation in New Jersey. Penalties and interest could apply to unpaid tax attributable to prior periods. Such tax assessments, penalties and interest may adversely impact the Company’s results of operations and financial position.

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

The Russia-Ukraine conflict may also increase cybersecurity risks on a global basis. Cyberattacks could include the deployment of harmful malware, denial-of-service, ransomware, social engineering and other means to affect service reliability and threaten data confidentiality, privacy, integrity and availability. Our business and technology partners face similar risks, and any security breach of their systems could adversely affect our security posture. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our suppliers and key vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other cybersecurity related breaches.

If the Company’s proprietary data catalog is stolen, misappropriated or damaged, or if a competitor can create a substantially similar database without infringing the Company’s rights, then the Company may lose an important competitive advantage.

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

The Company’s engineering and product data development team as well as back office and part of its customer service center are located in Ukraine, which has been involved in political confrontation with the Russian federation. The Russo-Ukrainian war is an ongoing and protracted conflict that started in February 2014, primarily involving Russia and pro-Russian forces on one hand, and Ukraine on the other. The war has centered on the status of Crimea and parts of the Donbas and Luhansk, which are largely internationally recognized as part of Ukraine. With recent Russian move to recognize Donbas and Luhansk Ukrainian territories as independent republic appears to be the opening salvo of a larger potential military operation targeting Ukraine. Since the invasion that took place on February 24, 2022, the United States has provided critical support to the people of Ukraine, working in close coordination with the government of Ukraine to get them what they need. Against this backdrop, diplomatic talks between Russia and the United States and its allies have not yet yielded any solutions.

Most of our contractors in Ukraine have been able to continue their work, although at a reduced capacity and/or schedule.  Our websites and call centers have continued to function but could be more negatively impacted in the future. Some of our contractors have moved outside of Ukraine to neighboring countries where they continue to work remotely.  Some of our contractors who have remained in Ukraine have moved to other areas in Ukraine, but their ability to continue work is subject to significant uncertainty and potential disruptions.

As the situation in Ukraine is highly complex and continues to evolve, we cannot provide any assurance that our outsourced teams in Ukraine will be able to provide efficient and uninterrupted services. This could have an adverse effect on our operations and business. In addition, our ability to maintain adequate liquidity for our operations is dependent on several factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services, any major threat to civilians or any international banking disruption could materially impact the operations and liquidity of the Company. We will continue monitoring the military, social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions if deemed appropriate.

Natural disasters or other catastrophic events may recur in the future and could disrupt the operation of the Company’s business. The Company’s technology infrastructure is also vulnerable to computer viruses, physical or electronic break-ins, employee or contractor malfeasance and other disruptions, and not all the Company’s systems and data are fully redundant. Any substantial disruption of the Company’s technology infrastructure could cause interruptions or delays in its business and loss of data or render it unable to accept and fulfill customer orders or operate its digital commerce platform in a timely manner, or at all.

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

For additional information regarding legal actions, claims and administrative proceedings that management believes could have a material adverse effect on its financial position, results of operations or cash flows, including ongoing litigation with certain stockholders and the notice of violation it received from the EPA, see Note 7 of Notes to Consolidated Financial Statements included in this report.

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

As of December 31, 2022, each of Prashant Pathak, Chairman of the Board of Directors (the “Board’) of the Company and a director and President of Onyx Enterprises Canada Inc. (“OEC”), Roman Gerashenko and Stanislav Royzenshteyn, beneficially owned, directly or indirectly, approximately 40.9%, 17.4%, and 17.4%, respectively, of our outstanding Common Stock, and our directors and executive officers as a group beneficially owned approximately 45% of our outstanding Common Stock. As a result of their current holdings, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

The Company is an a “smaller reporting company” and the reduced disclosure and governance requirements applicable to those types of companies may make its securities less attractive to investors.

The Company is a “smaller reporting company” under Rule 12b-2 of the Exchange Act. As a smaller reporting company, the Company is entitled to rely on certain exemptions and reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements, in the Company’s SEC filings.

As of December 31, 2022, the last day of the fiscal year following the fifth anniversary of the completion of Legacy’s initial public offering on November 8, 2017, we are no longer an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Since we are no longer an “emerging growth company,” we cannot take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, since we are no longer an “emerging growth company,” we can no longer elect to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies (as defined under Section 2(a) of the Sarbanes-Oxley Act of 2022, the “Sarbanes-Oxley Act”). However, as a “smaller reporting company,” we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

These exemptions and decreased disclosures in the Company’s SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze the Company’s results of operations and financial prospects. Investors may find our Common Stock less attractive because we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our Common Stock price may be more volatile.

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

Certain minority stockholders of the Company could engage in litigation against the Company and its directors seeking monetary damages and/or potentially distracting the Company’s directors and officers from executing upon the Company’s business plans and could engage in shareholder activism that may be disruptive to the Company. See “— The Company’s business could be adversely affected by an ongoing legal proceeding with certain stockholders” for more information regarding litigation brought by these minority stockholders prior to the Business Combination.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases corporate office space in each of Cranbury, New Jersey and Jersey City, New Jersey, and space for call centers, warehouses and photo and video service facilities in Cranbury, New Jersey. Management believes that the Company’s properties are adequate and suitable for its business as presently conducted as well as for the foreseeable future.

Item 3. Legal Proceedings

Except as disclosed below, information pertaining to certain legal and regulatory matters and proceedings in which we are involved can be found in Note 7 of Notes to Consolidated Financial Statements included in this report beginning on page F-16 and is incorporated herein by reference.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders, and Dividends

Our common stock is listed on the NYSE American under the symbol “ID”. As of March 15, 2023, there were 62 holders of record of our Common Stock.

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

Repurchases of Common Stock

There were no share repurchases during the year ended December 31, 2022.

Unregistered Sales of Equity Securities

Not applicable.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2022 and 2021, together with the related notes thereto, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on several assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” For the purposes of this section, “we,” “us,” “our,” “Onyx,” the “Company” and “PARTS iD” each refer to Onyx prior to the closing of the Business Combination and PARTS iD, Inc. following the closing of the Business Combination, as the context indicates, unless the context otherwise refers to Legacy Acquisition Corp.

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

The Company delivers this customer experience vision using our purpose-built technology platform and user interface (UI), proprietary parts and accessories fitment data with more than fourteen billion product and fitment data points powered with machine learning, and a comprehensive product catalog spanning over eighteen million parts and accessories from over one thousand suppliers we partner with across eight verticals.

The Company’s technology platform integrates software engineering with catalog management, data intelligence, mining, and analytics, along with user interface development which utilizes distinctive rules-based parts fitment software capabilities. To handle the ever-growing need for accurate product and parts data, we use cutting-edge computational and software engineering techniques, including Bayesian classification, to enhance and improve data records and product information, and ultimately to contribute to the overall development of a rich and engaging user experience. Furthermore, our technology platform is architected to support much more than just car parts and accessories. We believe that we have demonstrated the flexibility and scalability of our technology by launching seven adjacent verticals, including BOATiD.com, MOTORCYCLEiD.com, CAMPERiD.com, and others in August 2018, all of which leverage the same proprietary technology platform and data architecture.

Management believes that an increasing portion of the dollars spent on vehicle parts and accessories will be spent online and that there is an opportunity for acquiring more market share in that realm. Our platform business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through paid and unpaid advertising, we attract new and repeat customers to our sites. We attempt to turn these customers into repeat customers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service.

There are several key competitive strengths that management believes highlight the attractiveness of the Company’s platform business model and underscore how PARTS iD, Inc. is differentiated from its competition, including:

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

3.	The Company’s differentiated customer experience is a result of rich content, wide product range with ease of selection, proprietary fitment data, and highly trained customer service representatives, providing a data-driven engagement platform for discovery and inspiration. This is demonstrated by:

a.	the Company’s Net Promoter Score continues to be between 60 – 70 despite the global supply chain disruptions (primarily due to the COVID-19 pandemic) which began in 2021 and continues today;

b.	the Company’s overall product return rate across all eight verticals is consistently within the range of 5 - 6%; and

c.	repeat customer revenue was 34% of total revenue for the fourth quarter of 2022.

The Company has invested sixteen years in building its proprietary platform and we believe that our investment in technology and data has allowed us to expand into adjacent verticals, leveraging a capital-efficient just-in-time inventory model to offer our consumers an extensive selection and customer experience.

During 2022, we took several measures to reduce operating costs, including reducing advertising expense, general and administrative overhead and capital expenditures. In June 2022, we took steps to reduce our costs by reducing our employment base in the United States, and reducing our independent contractors in Ukraine, the Philippines, and Costa Rica, and by reducing other operating expenses. The employees and independent contractors affected by this reduction were informed of the Company’s decision beginning in June 2022. The annualized savings from the measures described above were approximately $12 million. Additionally, in October 2022, the Company successfully negotiated a new shipping contract that will yield more than 15% in lower outbound shipping rates. The shipping cost reduction is expected to reduce shipping losses and the cost of delivery to customers.

Although the ongoing COVID-19 pandemic has caused economic disruptions on a global scale, and created significant uncertainty, we believe it increased the adoption of online shopping by consumers and, for periods during which stimulus payments were disbursed by the government, increased demand, which had a positive effect on the Company’s revenue and profitability. However, there was a decline in traffic after the first quarter of 2021, primarily due to an increase in the average cost-per-click in the Company’s search advertising programs and lower consumer discretionary spend that adversely impacted marketing productivity. We also experienced increased order cancellations in 2022 due to supply chain disruptions. In addition, due to liquidity issues, we were unable to generate traffic to our sites, thus causing a significant decline in revenues compared to the prior year. The decrease in traffic and increased order cancellations, decreases in the conversion rate and average order values resulted in lower revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Impact of COVID-19

We continue to actively monitor the COVID-19 pandemic, including the spread of certain variants of the virus and plan for potential impacts on our business. While conditions related to the pandemic generally have improved in 2022 compared to 2021 and 2020, they vary geographically. Even though the COVID-19 pandemic has caused economic disruptions on a global scale, and created significant uncertainty, we believe it increased volume of online shopping by consumers and, for periods during which stimulus payments were disbursed by the government, particularly between April 2020 and April 2021, increased demand for the products of the Company had positive effect on revenues and profitability. However, there was a decline in traffic to our sites in 2022, due to an increase in the average cost-per-click in the Company’s search advertising programs, changes in channel mix, and lower consumer discretionary spending due to a downturn in economic conditions.

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in our supply chain. Continued spikes in the price of materials, workforce shortages and shipping and seaport delays led to increases in the cost of goods sold, which negatively impacted gross margins of the Company. Supply chain challenges have increased order cancellations and shipping costs. After more than two years of port congestions and container shortages, supply chain disruptions are showing signs of easing. We continue to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness. Notwithstanding the economic challenges described above, the Company achieved a Gross Margin of 18.7% during 2022 compared to 20.1% in the prior year.

Management continues to focus on efforts to drive growth, including product cultivation, vendor optimization, distribution network expansion and marketing diversification with a greater emphasis on the additional verticals, original equipment (“OE”) and repair parts business.

Russian-Ukrainian Conflict

The Russian invasion of Ukraine and resulting in response from several nations have impacted, and are expected to continue to impact, our business in the near term. Russia’s invasion of Ukraine has elevated global geopolitical tensions and security concerns as well as having recently created some inflationary pressures. Our engineering and product data development team as well as back office and part of its customer service center are located in Ukraine. Therefore, the conflict in Ukraine could have a material adverse effect on our business, financial condition and results of operations. While the conflict has not caused significant disruptions to our operations to date, it could have a material adverse effect upon the Company in future periods.

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

For the Year Ended December 31,

	2022	2021	YoY Change	%Change
Number of Users	107,300,006	127,459,324	(20,159,318)	(15.8)%
Number of Sessions	180,683,108	238,708,556	(58,025,448)	(24.3)%
Number of Pageviews	708,031,453	988,152,867	(280,121,414)	(28.3)%
Pages/Sessions	3.92	4.14	(0.22)	(5.3.)%
Average Session Duration	0:02:54	0:03:15	(0:00:21)	(10.8)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Years ended December 31,				Change
	2022	% of Rev.	2021	% of Rev.	Amount	%
Revenue, net	$340,596,365		$448,668,928		$(108,072,563)	(24.1)%
Cost of goods sold	276,920,256	81.3%	$358,439,239	79.9%	(81,518,983)	(22.7)%
Gross profit	63,676,109	18.7%	90,229,689	20.1%	(26,553,580)	(29.4)%
Gross Margin		18.7%		20.1%
Operating expenses:
Advertising	31,509,076	9.3%	42,346,886	9.4%	(10,837,810)	(25.6)%
Selling, general & administrative	39,492,132	11.6%	49,554,126	11.0%	(10,061,994)	(20.3)%
Depreciation	8,283,982	2.4%	7,465,095	1.7%	818,887	11.0%
Total operating expenses	79,285,190	23.3%	99,366,107	22.1%	(20,080,917)	(20.2)%
Loss from operations	(15,609,081)	(4.6)%	(9,143,418)	2.0%	(66,472,663)	(70.8)%
Change in fair value of warrants	(248,000)	(0.1)%	-	0.0%	(248,000)
Interest expense	240,282	0.1%	7,172	0.0%	233,110	3250.3%
Loss before income tax	(15,601,363)	(4.6)%	(9,143,590)	2.0%	(6,457,773)	70.6%
Income tax (benefit)	2,322,517	0.7%	(1,180,790)	0.2%	3,503,307	296.7%
Net loss	$(17,923,880)	(5.3)%	$(7,962,800)	(1.8)%	$(9,961,080)	(125.1)%

Revenue

Revenue decreased $108.1 million, or 24.1%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This decrease was primarily attributable a decrease in site traffic of 9.1% offset by increases in the conversion rate of 24.3% and in the average order value of 12.5% all of which led to a decrease in orders.

Supply chain disruptions adversely impacted our sales for the year. Cancellations of sales orders increased to 10.3% for the year ended December 31, 2022 compared to 10.9% for the year ended December 31, 2021. The increase in cancellation rates resulted in $15 million more in cancellations in 2021 and $10 million more in cancellations in 2022 compared to 2021.

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

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the year ended December 31, 2022, cost of goods sold decreased by $81.5 million, or 22.7%, compared to the year ended December 31, 2021. This decrease in cost of goods sold was primarily driven by a decrease in the number of orders or products sold, partially offset by increases in cost of product and shipping costs. Included in cost of goods sold for the year ended December 31, 2022 is $3.9 million related to vendor credits that may not be recoverable.

For the year ended December 31, 2022, cost of goods sold was 81.3% of revenue, compared to 79.9% revenue for the year ended December 31, 2021. The 0.4% increase in cost of goods sold as a percentage of revenue was primarily attributable to trailing supply chain disruptions associated with the COVID-19 pandemic. During the year ended December 31, 2022, we had to source some products from alternate vendors that had higher price points due to product price inflation and higher shipping costs, which higher prices were not passed on to the customer entirely. We have now begun to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness. Management only expects these cost pressures to materially ease when the COVID-19 pandemic and related containment measures abate, which cannot be currently predicted with any certainty.

Gross Profit and Gross Margin

Gross profit decreased $26.5 million, or 29.4%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This decrease was primarily attributable to the 24.1% decrease in revenue in the year ended December 31, 2022 due to supply chain interruptions and vendor related constraints in the second half of the year, partially offset by the increase in cost of goods sold due primarily a slight increase costs and trailing supply chain disruptions associated with the COVID-19 pandemic in the first half of the year, and the $3.9 million charge related to vendor credits discussed above.

Gross margin of 18.7% for the year ended December 31, 2022, was lower than the gross margin of 20.1% for the year ended December 31, 2021, primarily attributable to increases in product and shipping costs associated with ongoing supply chain disruptions as discussed above and the $3.9 million charge discussed above.

Operating Expenses

Advertising expenses decreased $10.8 million, or 25.6%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This decrease in advertising costs was primarily attributable a decrease in average cost-per-click, a change in the mix of advertising channels used and a downturn in economic conditions. Management believes investment in advertisement is one of the key drivers of revenue and its efficiency is measured by management in terms of revenue per advertisement dollar spent.

Decreases in overall available searches and increasing competition, coupled with additional campaigns that were transitioned to automated bidding from manual bidding, led to lower costs-per-click for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

The consequent higher advertising cost was partly offset by an increase in the site conversion rate and the average order value. Management continues to take steps to diversify advertising in new channels, such as paid social and customer retention programs to drive growth.

Selling, general and administrative (“SG&A”) expenses decreased $10.1 million, or 20.3%, compared to the year ended December 31, 2021. This decrease was primarily attributable to a decrease in of $2.5 million in merchant processing costs, $2.4 million in share-based compensation, $1.7 million in direct support costs, $1.2 million in in payroll in line with the increase in revenue.

Depreciation expense increased $0.8 million or 11 % for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Interest Expense

Interest expense was $240,282, an increase of $2333,110 for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Income Tax Expenses

Income tax expense increased by $3.5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. For the year ended December 31, 2022, the effective income (benefit) tax rate was (20.4) % compared to 12.91% for the year ended December 31, 2021. The change in rate was primarily attributable to changes in valuation allowance, state taxes and the incurrence of expenses that are not deductible for income tax purposes.

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

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the years indicated.

	Years ended December 31,
	2022	2021
Net income (loss)	$(17,923,880)	$(7,962,800)
Change in fair value of warrants	(248,000)	-
Interest expense	240,282	7,172
Income tax (benefit)	2,322,517	(1,180,790)
Depreciation	8,283,982	7,465,095
EBITDA	(7,325,099)	(1,671,323)
Stock compensation expense	2,444,246	4,852,985
Legal and settlement expenses (1)	761,587	1,150,247
	$(4,119,266)	$4,331,909
As % of revenues	(1.21)%	0.97%

(1)	Represents legal and settlement expenses and gains related to significant matters that do not impact the fundamentals of our operations, pertaining to: (i) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation, and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency, and significance to our operating results.

Net loss increased by $10.0 million to a net loss of $17.9 million by a decrease in revenues offset by decreases in advertising costs, non-cash stock compensation expense and public company operating expenses, as discussed above. The year-over-year decrease in Adjusted EBITDA for the year ended December 31, 2022, was attributable to the increase in net loss, partially offset by a decrease in stock-based compensation.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the years indicated.

	Years ended December 31,
	2022	2021
Net cash (used in) / provided by operating activities	$(18,494,903)	$8,620,390
Purchase of property and equipment	(94,195)	(324,025)
Purchase of intangible assets	-	(25,214)
Proceeds from sale of fixed assets	90,250	-
Website and software development costs	(5,704,021)	(7,250,921)

Free Cash Flow	$(24,202,869)	$1,020,230

Liquidity and Capital Resources

The Company’s cash was $3.8 million and $23.2 million as of December 31, 2022 and 2021, respectively. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $41.6 million. We continue to face macro-economic headwinds, liquidity issues and the resulting declining revenue and profitability, which substantially decreased the negative working capital, and resulted in the use of approximately $18.5 million in cash from operating activities, of which $14.3million was attributable to changes in working capital during the year ended December 31, 2022. With this, substantial doubt exists about the Company’s ability to continue as going concern within one year after filing of this Annual Report on Form 10-K.

To address liquidity concerns, the Company continues to restructure and optimize its operations including moderating capital investments, improving gross margin, reducing expenses, and renegotiating vendor payment terms. The Company also believes that the newly negotiated shipping contract will lead to a substantial reduction in our shipping costs which began early November 2022. This will enable the Company to increase revenue and improve profitability. In addition, the Company obtained $5 million of net funding to address its liquidity needs. For more information, please see “Note 14 – Subsequent Events.”

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

However, any projections of future cash needs and cash flows are subject to uncertainty. See “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the factors that may impact our ability to maintain adequate liquidity.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

	Years ended December 31,
	2022	2021
Net cash (used in) / provided by operating activities	$(18,494,903)	$8,620,390
Net cash used in investing activities	(5,707,966)	(7,600,160)
Net cash provided by / (used in) financing activities	4,795,906	(19,706)
Net change in cash	$(19,406,963)	$1,000,524

Our principal sources of liquidity are cash flows generated from operations, particularly negative working capital.

Cash Flows from Operating Activities

The net cash provided by operating activities consist of our net loss, adjusted for certain non-cash items, including depreciation, and share based compensation expense, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss. The Company has a negative working capital model (current liabilities exceed current assets). Any profitable growth in revenue results in incremental cash for the Company, where funds are received when customers place orders on the website, while accounts payable are paid over a period, based on vendor terms, which range on average from one week to eight weeks or more.

Cash used in operating activities in the year ended December 31, 2022 was $18.5 million and was driven primarily by net loss of $17.9 million, changes in operating assets and liabilities of $14.3 million and partially offset by the impact of the impact of non-cash depreciation and amortization expense of $8.3 million and share based compensation of $2.4 million.

Cash provided by operating activities in the year ended December 31, 2021 was $8.6 million and was driven primarily by the impact of non-cash depreciation and amortization expense of $7.5 million, cash provided by changes in operating assets and liabilities of $5.5 million, and share based compensation expense of $4.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.7 million and $7.6 million, respectively, for the years ended December 31, 2022 and 2021, consisting primarily of website and software development costs in both years. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022, was $4.8 million, compared to cash used of $0.02 million for the year ended December 31, 2021. The increase was primarily related to net borrowings of $4.8 million.

Future Cash Requirements

Operating Leases

The Company has several non-cancelable operating leases for facilities and vehicles that expire over the next four years. Rental expense for operating leases was $861,362 and $1,207,969 for the years ended December 31, 2022 and 2021, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2022 are as follows:

Year ending December 31,
2023	753,871
2024	276,358
2025	177,939
$1,208,168

Debt and Capital Structure Activity

The Company had no borrowings until October 21, 2022, where the Company executed a Loan and Security Agreement (“Loan Agreement”) with JGB Collateral, LLC (“Administrative Agent” or “JGB”). The Loan Agreement provided for term loans in an aggregate principal amount of up to $11.0 million under two tranches. The tranches consist of (i) a first tranche consisting of term a loan in the aggregate principal amount of $5.5 million, of which the entire amount was funded to the Company at closing (the “Initial Term Loan Advance”); and (ii) a second tranche consists of a term loan in the aggregate principal amount of an additional $5.5 million, which may be funded to the Company by the Lender at its sole and absolute discretion (subject to the terms and conditions of the Loan Agreement) until the date that is six months after the closing date (the “Second Term Loan Advance” and together with the Initial Term Loan Advance, the “Term Loan Advances”). The Initial Term Loan Advance was issued with an original issue discount of $500,000. On February 22, 2023, the Company and JGB executed an amendment to the Loan Agreement. See “Note 14 – Subsequent Events” for more information.

As collateral for the obligations, the Company has granted to the Lender a senior security interest in all of Company’s right, title, and interest in, to and under all of Company’s property.

Warrants

In connection with the entry into the Loan Agreement, with respect to the Initial Term Loan Advance, the Company issued the Lender a warrant (the “Warrant”) to purchase 1,000,000 shares (the “Warrant Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). Should the Company seek and obtain the Second Loan Term Advance in accordance with the terms of the Loan Agreement, the Company will issue another Warrant to the Lender to purchase an additional 1,000,000 shares of the Company’s Common Stock on the same terms and conditions as the Warrant issued with respect to the Initial Term Loan Advance.

The Company received funding of $5,000,000 in cash on October 21, 2022. The warrant was valued at $799,000 using the Black-Scholes model. The Company paid approximately $0.2 million in costs in connection with the loan. The loan calls for thirty monthly payments of $183,333 beginning April 30, 2023 with the last payment due on September 30, 2025.

In December 2022, the Company notified the lenders that it was in violation of its revenue covenant as it did not meet certain revenue threshold. In January 2023, the lenders granted forbearance to the Company in connection with these covenant violations through April 30, 2023. As a result, the Company paid $50,000 to the lenders in exchange for issuing the forbearance.

The Company continues to evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, and/or enter into financing obligations for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Capital Expenditures

Capital expenditures consists primarily of website and software development, and the amount and timing thereof vary depending on the timing of technology and product development cycles.

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

Cash Taxes

Taxes paid in cash in the year ended December 31, 2022 were $5,000 and $7,209 during the year ended December 31, 2021. As of December 31, 2022, the Company had $17,034,462 in federal and $737,640 in state net operating losses (“NOLs”), all remaining from 2019 and onward and accordingly available to offset future taxable income indefinitely. However, the NOLs are subject to an 80% of taxable income limitation for all periods after January 1, 2021. The Company does not currently anticipate any significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months.

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

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. The Company has two types of customer liabilities: (i) amounts received from customers prior to the delivery of products are recorded as customer deposits on our balance sheets and are recognized as revenue when the products are delivered, amounting to $3,098,119 and $15,497,857 as of December 31, 2022 and 2021, respectively and (ii) site credits, which are initially recorded in accrued expenses and are recognized as revenue in the period they are redeemed, amounting to $3,414,019 and $2,855,998 as of December 31, 2022 and 2021, respectively.

The outstanding days from the order date of our unshipped and undelivered orders based on our actual determination were, on average, 9.6 days as of December 31, 2022, and 11.6 days as of December 31, 2021. The decrease in time between outstanding days from December 31, 2022 compared to December 31, 2021 was due to our prioritizing vendors with higher inventory levels.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Net allowances for sales returns as of December 31, 2022 and 2021, were $549,250 and $738,465, respectively.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the years ended December 31, 2022 and 2021 were as follows:

Year Ended December 31,	Balance at Beginning of Period	Adjustments	Balance at Close of Period
2022	$738,465	$(189,215)	$549,250
2021	$1,062,077	$(323,612)	$738,465

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

The amount of capitalized software costs for the years ended December 31, 2022 and 2021 was as follows:

Year Ended December 31,	Capitalized Software
2022	$5,704,021
2021	$7,250,921

Stock-Based Compensation

Compensation expense related to stock option awards and restricted stock units granted to certain employees, directors and consultants is based on the fair value of the awards on the grant date. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date is based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost is adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date or any subsequent reporting date. Forfeitures are recorded as they occur. The Company recognizes compensation cost related to time-vested options and restricted stock units with graded vesting features on a straight-line basis over the requisite service period. Compensation cost related to performance-vesting options and performance-based units, where a performance condition or a market condition that affects vesting exists, is recognized over the shortest of the explicit, implicit, or defined service periods. Compensation cost is adjusted depending on whether the performance condition is achieved. If the achievement of the performance condition is probable or becomes probable, the full fair value of the award is recognized. If the achievement of the performance condition is not probable or ceases to be probable, then no compensation cost is recognized or amounts previously recognized are reversed.

Changes in expectations and outcomes different from estimates (such as the achievement or non-achievement of performance conditions) may cause a significant adjustment to earnings in a reporting period as timing and amount of expense recognition is highly dependent on management’s estimate.

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

Allowance for Doubtful Accounts

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of December 31, 2022 and 2021, the Company determined that an allowance for doubtful accounts was not necessary. As circumstances change, it could result in material adjustments to the allowance for doubtful accounts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During fiscal years December 31, 2021 through December 22, 2022, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of UHY would have caused UHY to make reference to the subject matter of the disagreement(s) in connection with its report on the Onyx Financial Statements, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company and non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of April 17, 2023.

Name	Age	Title
John Pendleton	63	Interim Chief Executive Officer, Executive Vice President, Legal & Corporate Affairs
James Doss	55	Chief Financial Officer
Mark Atwater	63	Vice President of Vendor Relations

John Pendleton has served as the Company’s Interim Chief Executive Officer since February 2023 and the Company’s Executive Vice President, Legal & Corporate Affairs since October 2021. Previously, he was a partner at DLA Piper for 11 years. Prior to joining DLA Piper, he was a partner at McCarter & English, where he practiced law from 1985 to 2010. Over his distinguished legal career, he defended public and private companies in breach of contract, misrepresentation, ERISA, RICO, securities fraud, complex litigation and regulatory matters. John tried numerous cases throughout the United States and managed thousands of cases as national coordinating counsel for one of the largest financial service companies in the U.S. His clients have included Fortune 100 companies in financial services, pharmaceutical, real estate, leasing, insurance, and employee benefits areas. In addition, Mr. Pendleton is the former Mayor of Mountain Lakes, New Jersey and served as a member of its governing body for eight years. He currently serves on the board of Washington & Jefferson College and is also a trustee of the New Jersey Institute for Social Justice. He graduated from Rutgers University School of Law in 1984 and Washington & Jefferson College with a B.A. (magna cum laude) in 1981.

James Doss has Company’s Chief Financial Officer since January 2023. Most recently, Mr. Doss served as Chief Financial Officer at Indyme Solutions, LLC, a leading software and tech services provider of customer engagement and active loss prevention systems, where he oversaw financial reporting, budgeting, general accounting, credit and collateral, and corporate finance. Prior to his time at Indyme, Mr. Doss served as Chief Financial Officer at RF Industries, LTD (NASDAQ: RFIL), a publicly traded manufacturer of interconnect products and systems across wireless/wireline telecom, data communications and industrial markets. Earlier in his career, Doss held several progressively senior finance roles across several organizations, leading to improved financial performance, heightened productivity and enhanced internal controls. Mr. Doss earned a Bachelor of Science and a Master of Business Administration from San Diego State University.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The following consolidated financial statements of PARTS iD, Inc. are set forth beginning on page F-1 below.

(2)	Financial Statement Schedules

All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.	Exhibits

See Exhibit Index below.

(b)	The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Business Combination Agreement among Legacy Acquisition Corp., Excel Merger Sub I, Inc., Excel Merger Sub II, LLC, and Onyx Enterprises Int’l Corp., and Shareholder Representative Services LLC, dated as of September 18, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2020).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

4.1	See Exhibit 3.1 for provisions of the Second Amended and Restated Certificate of Incorporation of the Company defining the rights of holders of Common Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

4.2	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws, as amended, of the Company defining the rights of holders of Common Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 14, 2022).

10.1	Separation and General Release Agreement, by and between PARTS ID, Inc. and Ajay Roy, dated June 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2022).

10.2	Loan and Security Agreement, by and among PARTS iD, Inc., the Lenders party thereto and JGB Collateral, LLC, in its capacity as collateral agent for the Lenders, dated as of October 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2022).

10.3	Form of Common Stock Purchase Warrant, dated as of October 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2022).

10.4	Intellectual Property Security Agreement, by and among PARTS iD, Inc., PARTS iD, LLC, the Lenders party thereto and JGB Collateral, LLC, in its capacity as collateral agent for the Lenders, dated as of October 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 26, 2022).

10.5#	Employment Agreement, dated December 1, 2022, by and between Parts iD, Inc. and James Doss (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.6	Forbearance Agreement and Reservation of Rights, dated as of January 17, 2023, by and among PARTS iD, Inc., PARTS iD, LLC, the Lenders party thereto and JGB Collateral LLC, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2023).

10.7	Amendment to Loan and Security Agreement, by and among PARTS iD, Inc., the Lenders party thereto and JGB Collateral, LLC, in its capacity as collateral agent for the Lenders, dated as of February 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2023).

10.8	Amended and Restated Intellectual Property Security Agreement, by and among PARTS iD, Inc., PARTS iD, LLC, the Lenders party thereto and JGB Collateral, LLC, in its capacity as collateral agent for the Lenders, dated as of February 22, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2023).

10.9	Note and Warrant Purchase Agreement, dated as of March 6, 2023, by and between the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2023).

10.10	Form of Convertible Note, dated as of March 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2023).

10.11	Form of Common Stock Purchase Warrant, dated as of March 6, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 6, 2023).

10.12#	PARTS iD, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021).

10.13#	PARTS iD, Inc. 2020 Employee Stock Purchase Plan, (incorporated by reference to Annex F to the Company’s Information Statement on Schedule 14C filed on October 30, 2020).

10.14#	Form of Option Agreement under the PARTS iD 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.15#	Form of Restricted Stock Unit Agreement under the PARTS iD 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.16#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2021).

10.17#	Form of Restricted Stock Units Agreement under the PARTS iD, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.18#	Form of Performance Units Agreement under the PARTS iD, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.19#	Offer Letter, dated September 14, 2021, between PARTS iD, LLC and B. John Pendleton, Jr. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 14, 2022).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of PARTS iD, Inc. (f/k/a Legacy Acquisition Corp.)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

*	Filed herewith.
**	Furnished herewith.
#	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

April 17, 2023	By:	/s/ John Pendleton
John Pendleton
Interim Chief Executive Officer

Each of the undersigned hereby appoints John Pendleton and James Doss, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2023.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Pendleton	Interim Chief Executive Officer & Executive Vice President,
John Pendleton	Legal & Corporate Affairs	April 17, 2023
(Principal Executive Officer)

/s/ James Doss	Chief Financial Officer and Assistant	April 17, 2023
James Doss	Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Prashant Pathak	Director	April 17, 2023
Prashant Pathak

/s/ Aditya Jha	Director	April 17, 2023
Aditya Jha

/s/ Darryl T.F. McCall	Director	April 17, 2023
Darryl T.F. McCall

/s/ Rahul Petkar	Director	April 17, 2023
Rahul Petkar

/s/ Edwin J. Rigaud	Director	April 17, 2023
Edwin J. Rigaud

/s/ Lev Peker	Director	April 17, 2023
Lev Peker

PARTS ID, INC.

Audited Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

PARTS iD, INC.

PARTS iD, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PARTS iD, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PARTS iD, Inc (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations, has experienced cash used from operations, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

As described in Note 2 to the consolidated financial statements, management follows the guidance provided in ASC 606, Revenue from Contracts with Customers for determining when revenue is recognized. Management satisfied their performance obligation when products are delivered, which is impacted by estimates of unshipped and undelivered orders. This determination is a matter of judgment that depends on an estimate of when products are delivered. Revenue was approximately $340.6 million during the year ended December 31, 2022. The estimated amount received from customers prior to the delivery of products are recorded as customer deposits on the Company’s consolidated balance sheets amounted to approximately $3.1 million as of December 31, 2022.

The principal considerations for our determination that satisfaction of the performance obligation was a critical audit matter related to the Company’s estimate of unshipped and undelivered orders.

How the Critical Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures for testing management’s estimate of unshipped and undelivered orders included gaining an understanding of how management estimated the completion of their performance obligation and testing management’s calculation supporting the estimate by vouching delivered items to delivery notifications generated by the common carrier. This included testing the completeness and accuracy of underlying historical data used as well as the application of that estimate at December 31, 2022.

Capitalization of Website and Software Development

Description of the Matter

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company capitalizes certain costs related to website and software developed for internal use when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was approximately $12.1 million as of December 31, 2022. The Company capitalized approximately $5.7 million of internal-use software costs during the year ended December 31, 2022.

We identified the determination of capitalized internal-use software development costs as a critical audit matter because of the degree of subjectivity involved in assessing which projects met the capitalization criteria.

How the Critical Matter Was Addressed in the Audit

To test the capitalization of software, our audit procedures included, among others, performing substantive tests of detail to agree amount capitalized to supporting third party invoices and testing the data utilized by management to make the determination to capitalize or expense the transaction amount. We evaluated the Company’s policy including key judgments and evaluated data sources used by management in determining their judgments and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions.

/s/ WithumSmith+Brown PC

We have served as the Company's auditor since 2020.

Princeton NJ

April 17, 2023

PCAOB ID Number 100

PARTS iD, INC.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

	2022	2021
ASSETS
Current assets
Cash	$3,796,267	$23,203,230
Accounts receivable	1,330,521	2,157,108
Inventory	2,505,259	5,754,748
Prepaid expenses and other current assets	3,775,055	4,874,704
Total current assets	11,407,102	35,989,790

Property and equipment, net	12,915,773	13,700,876
Intangible assets	262,966	262,966
Deferred tax assets	-	2,314,907
Right-of-use assets	1,075,157	-
Security deposits	247,708	267,707
Total assets	$25,908,706	$52,536,246

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$36,404,249	$40,591,938
Customer deposits	3,098,119	15,497,857
Accrued expenses	5,793,044	6,221,330
Other current liabilities	2,279,138	3,930,841
Operating lease liabilities	688,188	-
Notes payable, net of unamortized discount of $1,296,718	4,203,282	-
Warrants liability	551,000	-
Total current liabilities	53,017,020	66,241,966

Other non-current liabilities
Operating lease, net of current portion	386,866	-
Total liabilities	53,403,886	66,241,966

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized and 0 issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value per share; 10,000,000 Class F shares authorized and 0 issued and outstanding as of December 31, 2022 and 2021	-	-
100,000,000 Class A shares authorized 34,825,971 and 33,965,804 issued and outstanding as of December 31, 2022 and 2021, respectively	3,411	3,396
Additional paid in capital	11,107,946	6,973,541
Accumulated deficit	(38,606,537)	(20,682,657)
Total shareholders’ deficit	(27,495,180)	(13,705,720)
Total liabilities and shareholders’ deficit	$25,908,706	$52,536,246

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021

Net revenue	$340,596,365	$448,668,928
Cost of goods sold	276,920,256	358,439,239

Gross profit	63,676,109	90,229,689

Operating expenses:
Advertising	31,509,076	42,346,886
Selling, general and administrative	39,492,132	49,554,126
Depreciation	8,283,982	7,465,095
Total operating expenses	79,285,190	99,366,107
Loss from operations	(15,609,081)	(9,136,418)
Change in value of warrants	(248,000)	-
Interest expense	240,282	7,172
Loss before income tax expense (benefit)	(15,601,363)	(9,143,590)
Income tax expense (benefit)	2,322,517	(1,180,790)
Net loss	$(17,923,880)	$(7,962,800)

Net loss	$(17,923,880)	$(7,962,800)

Loss available to common shareholders	$(17,923,880)	$(7,962,800)

Loss per share (basic and diluted)	$(0.53)	$(0.24)
Weighted average number of shares (basic and diluted)	34,113,108	33,179,973

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

Consolidated Statements of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	32,873,457	$3,287	$-	$(12,719,857)	$(12,716,570)
Shares issued on release of working capital reserve	299,999	30	(30)	-	-
Share-based compensation	792,348	79	6,973,571	-	6,973,650
Net loss for the year	-	-	-	(7,962,800)	(7,962,800)
Balance at December 31, 2021	33,965,804	3,396	6,973,541	(20,682,657)	(13,705,720)
Share-based compensation	148,645	15	4,171,905	-	4,171,920
Shares issued on RSU’s vesting	711,522	-	-	-	-
Capitalized equity raising costs	-	-	(37,500)	-	(37,500)
Net loss for the year	-	-	-	(17,923,880)	(17,923,880)
Balance at December 31, 2022	34,825,971	$3,411	$11,107,946	$(38,606,537)	$(27,495,180)

The accompanying notes are an integral part of these consolidated financial statements.

PARTS iD, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(17,923,880)	$(7,962,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8,283,981	7,465,095
Deferred tax expense (benefit)	2,314,907	(1,215,107)
Share-based compensation expense	2,444,246	4,852,985
Amortization of right-of-use asset	861,362	-
Gain on sale of fixed assets	(63,254)	-
Amortization of debt issuance costs	167,282	-
Decrease in value of warrants issued	(248,000)	-
Changes in operating assets and liabilities:
Accounts receivable	826,587	79,019
Inventory	3,316,964	(898,483)
Prepaid expenses and other current assets	1,052,551	936,628
Operating lease liabilities	(861,362)	-
Other assets	20,000	-
Accounts payable	(3,752,858)	4,960,025
Customer deposits	(12,399,738)	(687,791)
Accrued expenses	(853,519)	752,760
Other current liabilities	(1,680,172)	338,059
Net cash (used in) provided by operating activities	(18,494,903)	8,620,390

Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	90,250	-
Purchase of property and equipment	(94,195)	(324,025)
Purchase of intangible assets	-	(25,214)
Website and software development costs	(5,704,021)	(7,250,921)
Net cash used in investing activities	(5,707,966)	(7,600,160)

Cash Flows from Financing Activities:
Principal paid on notes payable	-	(19,706)
Payment of debt issue costs	(166,594)	-
Proceeds from JGB loan - net	5,000,000	-
Payments of stock raising costs	(37,500)	-
Net cash provided by (used in) financing activities	4,795,906	(19,706)

Net change in cash	(19,406,963)	1,000,524
Cash, beginning of the year	23,203,230	22,202,706
Cash, end of the year	$3,796,267	$23,203,230

Supplemental non-cash disclosure
Right-of-use assets obtained in exchange for operating leases	$1,936,457	$-
Issuance of warrants related to JGB loan	$799,000	$-

Supplemental disclosure of cash flows information
Cash paid for interest	$88,000	$7,172
Cash paid for income taxes	$5,000	$7,209

The accompanying notes are an integral part of the consolidated financial statements.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we” “our” or “us”), is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experience within niche markets. PARTS iD has a product portfolio comprising approximately 18 million SKUs, an end-to-end digital commerce platform for both digital commerce and fulfillment, and a virtual shipping network comprising over 2,500 locations, over 5,000 active brands, and machine learning algorithms for complex fitment industries such as vehicle parts and accessories. Management believes that the Company is a market leader and proven brand-builder, fueled by its commitment to delivering an engaging shopping experience; comprehensive, accurate and varied product offerings; and continued digital commerce innovation.

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

The Business Combination was treated as a recapitalization and reverse acquisition for financial reporting purposes. Onyx is considered the acquirer for accounting purposes, and Legacy’s historical financial statements before the Business Combination have been replaced with the historical financial statements of Onyx in this and future filings with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the operations of the Company are primarily comprised of the historical operations of Onyx and the financial position and result of operations of Legacy have been incorporated into the Company’s consolidated financial statements beginning on November 20, 2020, the effective date of the Business Combination.

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

The consolidated financial statements include the accounts of PARTS iD, Inc. and its wholly owned subsidiary, PARTS iD, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the consolidated financial statements include assessment of the Company’s ability to continue as a going concern, revenue recognition, return allowances, allowance for doubtful accounts, valuation of deferred income tax assets, stock-based compensation, and the capitalization and recoverability of software development costs.

Stock Compensation

Compensation expense related to stock option awards and restricted stock units granted to certain employees, directors and consultants is based on the fair value of the awards on the grant date. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date is based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost is adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date or any subsequent reporting date. Forfeitures are recorded as they occur. The Company recognizes compensation cost related to time-vested options and restricted stock units with graded vesting features on a straight-line basis over the requisite service period. Compensation cost related to a performance-vesting options and performance-based units, where a performance condition or a market condition that affects vesting exists, is recognized over the shortest of the explicit, implicit, or defined service periods. Compensation cost is adjusted depending on whether the performance condition is achieved. If the achievement of the performance condition is probable or becomes probable, the full fair value of the award is recognized. If the achievement of the performance condition is not probable or ceases to be probable, then no compensation cost is recognized or amounts previously recognized are reversed.

Cash

The Company considers all immediately available cash and any investments with original maturities of three months or less, when acquired, to be cash equivalents.

Concentration of Credit Risk

Financial instruments that expose the Company to a concentration of credit risk principally include cash and accounts receivable balances. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. The Company manages accounts receivable credit risk through its policy of limiting extensions of credit to customers. Substantially all customer orders are paid by credit card at the point of sale.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assts and satisfaction of liabilities in the normal course of business. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $41.6 million. We continue to face macro-economic headwinds and the resulting declining revenue and profitability, which substantially decreased the negative working capital, and resulted in the use of approximately $18.5 million in cash from operating activities, of which $14.3 million was attributable to changes in working capital during the year ended December 31, 2022. With this, substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements.

To address liquidity concerns, the Company is pursuing additional financing and continues to restructure and optimize its operations including moderating capital investments, improving gross margin, reducing expenses, and renegotiating vendor payment terms. The Company also believes that the newly negotiated shipping contract will lead to a substantial reduction in shipping costs which it began to realize in November 2022. This will enable the Company to increase revenue and improve profitability. In addition, the Company obtained $5 million from the Loan Agreement with JGB (as discussed below) of net funding to address its liquidity needs.

PARTS iD, INC.

Notes to Consolidated Financial Statements

PARTS iD has retained Canaccord Genuity Group, Inc. (“Canaccord”) as its financial advisor and DLA Piper LLP (US) as its legal counsel to assist in evaluating potential strategic alternatives.

There can be no assurance that the evaluation of strategic alternatives will result in any potential transaction, or any assurance as to its outcome or timing. PARTS iD has not set a timetable for completion of the process and does not intend to disclose developments related to the process unless and until PARTS iD executes a definitive agreement with respect thereto, or the Board otherwise determines that further disclosure is appropriate or required.

On February 24, 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. The Company’s ability to maintain adequate liquidity for its operations is dependent upon a number of factors, including its revenue and earnings, the impacts of COVID-19 on macroeconomic conditions, and its ability to take further cost savings and cash conservation measures if necessary. The conflict could have a material adverse effect upon the Company. Refer to Note 14 — Subsequent Events for additional information.

Accounts Receivable

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of December 31, 2022 and 2021, the Company determined that an allowance for doubtful accounts was not necessary.

Inventory

Inventory consists of purchased goods that are immediately available-for-sale and are stated at the lower of cost or net realizable value, determined using the first-in first-out method. Merchandise-in-transit directly from suppliers to customers is recorded in inventory until the product is delivered to the customer. As of December 31, 2022 and 2021, merchandise-in-transit amounted to $957,735 and $4,053,610, respectively. Risk of loss is transferred from the supplier to the Company at the shipping point. Since the purchased goods are immediately shipped directly from suppliers to customers the Company deemed that an inventory reserve for obsolete or slow moving goods was unnecessary.

Other Current Assets

Other current assets include advances to vendors amounting to $1,796,680 and $3,185,681 as of December 31, 2022 and 2021, respectively, which is included in prepaid expenses and other current assets on the consolidated balance sheets.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Website and Software Development

The Company capitalizes certain costs associated with website and software developed for internal use in accordance with ASC 350-50, Intangibles – Goodwill and Other – Website Development Costs, and ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred.

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

Intangible Assets

Intangible assets consist of indefinite-lived domain names and are stated at cost less impairment losses, if any. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. The Company has determined that there were no triggering events in the years ended December 31, 2022 and 2021, and no impairment charges were necessary.

Accounts Payable

Accounts payable as of December 31, 2022 consisted of amounts payable to vendors of $33.1 million and credit card payable of $3.3 million payable to a credit card company. The Company has not reached a definitive agreement with the credit card company on paying off the balance owed. The Company stopped making any payments and is responsible for late fees and any interest on the outstanding balance. As of December 31,2022, accounts payable consisted of amounts payable to vendors was $33.9 million and $6.7 million credit card payable to the same credit card company mentioned above.

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

PARTS iD, INC.

Notes to Consolidated Financial Statements

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Allowances for sales returns at December 31, 2022 and 2021, were $549,250 and $738,465, respectively.

The Company also earns advertising revenues through sales of media space on its e-commerce site. Advertising revenue is recognized during the period in which the advertisements are displayed on the Company’s e-commerce site. Advertising revenue amounted to $230,157 and $353,985 for the years ended December 31, 2022 and 2021, respectively.

The Company has two types of contractual liabilities: (i) amount received from customers prior to the delivery of products are recorded as customer deposits in the accompanying balance sheets and are recognized as revenue when the products are delivered, amounting to $3,098,119 and $15,497,857 at December 31, 2022 and 2021, respectively, and (ii) site credits (which are initially recorded in accrued expenses and are recognized as revenue in the period they are redeemed), amounting to $3,414,019 and $2,855,998 at December 31, 2022 and 2021, respectively.

Cost of Goods Sold

Cost of goods sold consists of the cost of product sold to customers, plus shipping and handling costs and shipping supplies, net of vendor rebates.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $31.5 million in advertising costs during the year ended December 31, 2022 and $42.4 million during the year ended December 31, 2021.

Income Taxes

The Company is a C corporation for U.S. federal income tax purposes. Accordingly, the Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates for years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized, and a corresponding allowance is established. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company’s various income tax returns for the reporting year.

ASC 740 also provides guidance on the accounting for uncertain tax positions recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, management concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company files U.S. federal and State of New Jersey tax returns and had no unrecognized tax benefits at December 31, 2022 and 2021.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2022 and 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its filing positions.

Earnings (Loss) Per Share

For the years ended December 31, 2022 and 2021, basic net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include performance-based stock units and unvested restricted stock units using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted net loss per common share due to the Company’s net loss.

PARTS iD, INC.

Notes to Consolidated Financial Statements

The following average number of potentially dilutive securities were excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2022 and 2021, as they were antidilutive:

	Years ended December 31,
	2022	2021
Performance-based units	527,000	619,000
Unvested restricted stock units	1,053,445	1,551,033
Warrant - JGB	1,000,000	-
Total	2,580,445	2,170,033

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of a “right-of-use” asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the consolidated balance sheets for all the Company’s lease obligations. This ASU is effective for fiscal years beginning after December 15, 2021. As discussed below, the Company adopted the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases, (ASC 842), as amended by multiple updates, hereafter as ASC 842 as of January 1, 2022. The Company determines if an arrangement is a lease at inception by determining whether the agreement conveys the right to control the use of the identified asset for a period of time, whether the Company has the right to obtain substantially all of the economic benefits from use of the identified asset, and the right to direct the use of the asset. Lease liabilities are recognized at the commencement date based upon the present value of the remaining future minimum lease payments over the lease term using the rate implicit in the lease or the incremental borrowing rate.  The Company’s lease terms include options to renew or terminate the lease when it is reasonably certain that it will exercise the option. The right-of-use assets are initially measured at the carrying amount of the lease liability and adjusted for any prepaid or accrued lease payments, remaining balance of lease incentives received, unamortized initial direct costs, or impairment charges relating to the right-of-use-asset. Certain leases contain escalation clauses, which are factored into the right-of-use asset where appropriate. Lease expense for minimum lease payments are recognized on straight-line basis over the lease term. Variable lease expenses include payments based upon changes in a rate or index, such as real estate taxes, common area maintenance, insurance, and utilities are expensed as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. This ASU is effective for smaller reporting companies for years beginning January 1,2023. The Company does not believe that Topic 326 will have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), to simplify the accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020. The Company does not believe Topic 740 had a material impact on its consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consisted of the following as of:

	December 31,
	2022	2021
Website and software development	$50,697,486	$43,265,793
Furniture and fixtures	851,926	851,926
Computers and electronics	1,015,853	994,925
Vehicles	325,504	430,162
Leasehold improvements	300,673	237,190
Video and equipment	176,903	176,903
Total - gross	53,368,345	45,956,899
Less: accumulated depreciation	(40,452,572)	(32,256,023)
Total - net	$12,915,773	$13,700,876

Website and software development included capitalized stock-based compensation of $1,727,674 and $2,120,655 for the years ended December 31, 2022 and 2021, respectively. Depreciation of property and equipment for the years ended December 31, 2022 and 2021 amounted to $8,283,981 and $7,465,095, respectively.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 4 – Debt

On October 21, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with JGB Collateral, LLC, a Delaware limited liability company (“JGB”), in its capacity as collateral agent (the “Agent”) and the several financial institutions or entities that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lender”).

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

The effective interest rate on the First Tranche of $5.5 million note was 17.9%. The Company incurred debt issue costs of approximately $165,000 in connection with this loan and recorded a discount of $500,000. As of December 31, 2022, the Company had $4.2 million outstanding net of amortization of debt issue costs of $18,903 and $56,735 amortization of discount on the note. The Company incurred $166,527 of interest expense on the note during the quarter and year ended December 31, 2022. A portion of the note was attributed to the warrant for 1,000,000 shares of the Company’s stock which at the time of issuance had been valued at $799,000 using the Black-Scholes model. As of December 31, 2022, the fair value of the warrant was determined to be approximately $551,000, and accordingly, the decrease in its value was recorded as an offset other income and expense on the consolidated statement of operations. The loan requires the Company to make payments of 30 monthly payments of $183,333 beginning on April 30, 2023 with the last payment due September 30, 2025. On January 6, 2023, the Company notified its Agent and Lender that it was not in compliance with the Consolidated Quarterly Net Revenue Covenant (as defined in the Loan Agreement) for the calendar quarter ended December 31, 2022. On February 22, 2023, the Company and JGB executed an amendment to the Loan Agreement and on February 27, 2023, the Company repaid $2.0 million of the loan to JGB.

See “Note 14 – Subsequent Events” for more information.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 5 – Shareholders’ Deficit

Preferred Stock

As of December 31, 2022 and 2021, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of December 31, 2022 and 2021, no shares of Preferred Stock were issued or were outstanding. The Certificate of Incorporation of the Company authorizes the Board to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issue of any Preferred Stock.

Common Stock

As of December 31, 2022 and 2021, the Company had 34,825,971 and 33,965,804 shares of Class A common stock outstanding, respectively. As of December 31, 2022 and 2021, the Company had reserved 6,005,660 and 6,905,830, respectively, shares of Class A common stock for issuance as follows:

	Nature of Reserve	As of December 31, 2022	As of December 31, 2021
a.	Indemnification reserve: Upon the expiration of the indemnification period of two years as described in the Business Combination Agreement, subject the payments of indemnity claims, if any, the Company will issue up to 750,000 Common shares to former Onyx shareholders	750,000	750,000
b.	EIP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Equity Incentive Plan	3,212,078	4,112,248
c.	ESPP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Employee Stock
	Purchase Plan	2,043,582	2,043,582
	Total shares reserved for future issuance	6,005,660	6,905,830

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

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 6 – Commitments and Contingencies

Operating Leases

The Company has several non-cancelable operating leases for facilities that expire over the next three years. As mentioned in Note 2, the Company adopted ASC 842 effective January 1, 2022. Accordingly, the consolidated balance sheet as of December 31, 2022 includes a right-of-use asset. Rental expense for operating leases was $856,319 and $1,207,969 for the years ended December 31, 2022 and 2021, respectively.

The first operating lease is for a 13,600 square foot facility located in Cranbury, New Jersey. The monthly payments as follows:

October 1, 2022 to September 30, 2023	$11,265
October 1, 2023 to September 30, 2024	$11,605
October 1, 2024 to September 30, 2025	$11,957

The Company also has executed an agreement for 6,800 square feet of expansion space with the following monthly payments:

October 1, 2022 to September 30, 2023	$7,367
October 1, 2023 to September 30, 2024	$7,588
October 1, 2024 to September 30, 2025	$7,814

The Company recorded the present value of the lease payments using a 7.0% discount rate and a weighted average term of 2 years. The present value of the payments is recorded as a right-of use asset which is amortized over the lease term. The above leases also provide for a 2- year renewal at the Company’s option. The Company has 30 days prior to termination of the above leases to exercise the renewal option. Future minimum lease payments under non-cancelable operating leases as of December 31, 2022 are as follows:

Year ending December 31,
2023	$753,871
2024	276,358
2025	177,939
Total future minimum lease payments	$1,208,168
Less portion representing interest	(133,114)
Present value of lease obligations	1,075,054
Less current portion of lease obligations	(688,188)
Long term portion of lease obligations	$386,866

Note 7 - Legal Matters

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

PARTS iD, INC.

Notes to Consolidated Financial Statements

Environmental Protection Agency (“EPA”) v. Onyx Enterprises Int’l, Corp. d/b/a CARiD

On October 22, 2018, the U.S. Environmental Protection Agency (the “EPA”), submitted a formal information request asserting that the Company sold improper and illegal defeat devices in violation of the Clean Air Act (the “CAA”). The Company responded in December 2018. On July 16, 2020, the EPA presented the Company with a proposed notice of violation directed to a subset of sales performance parts that the EPA alleges were sold by the Company in violation of the CAA. The EPA did not propose an aggregate fine but identified 267 transactions as being in violation of the CAA. The products in question were sold by the Company in 2018 and have since been removed from its platform. On November 22 2020, the Company provided a response to the EPA with analysis directed at the reasons the 267 transactions did not violate the CAA. On or about September 30, 2022 the EPA proposed a fine to the Company and the parties have negotiated a final disposition of this matter that the Company will pay $491,474 with two payments of $49,147 in October and December 2022 and the remainder to be paid in 12 monthly installments of $32,765 plus interest at 5.0% with the last payment due on December 29, 2023.

Onyx Enterprises Int’l, Corp. v. IDParts, LLC

On June 30, 2020, the Company initiated a trademark infringement action against IDParts, LLC (“IDParts”) for the unlawful use of “ID” to sell automotive products through its e-commerce platform found at www.idparts.com. The Company first used “iD” to sell automotive products in March of 2009 on its e-commerce platform found at www.carid.com. The Civil Action is captioned as Onyx Enterprises Int’l, Corp. v. IDParts, LLC, Civil Action Number 1:20-cv-11253-RMZ and is currently pending before the United States District Court for the District of Massachusetts. On August 4, 2020, the Company filed the First Amended Complaint. Upon being served by the Company, IDParts counterclaimed against the Company for infringement of its alleged common law trademark rights arising from is use of “IDParts” on www.idparts.com in January of 2010. On January 22, 2021, the Company filed the Second Amended Complaint against IDParts. The Company is seeking monetary damages for use of its trademark as well as an order precluding IDParts from continuing to use “ID” as part of its branding. IDParts is seeking similar relief through its counterclaims. Discovery is now complete, and a final pretrial conference was held in January 2023. It is expected that the matter will be set for trial in May or June 2023.

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

Volkswagen has obtained a stay of this matter pending the outcome in the ID Parts matter. The Company is seeking monetary damages for use of its trademark as well as an order precluding Volkswagen from continuing to use ID as part of its branding. As discovery has not commenced, the case value and exposure are undetermined at this time. The parties have engaged in settlement discussions but remain far apart in their evaluation of the merits of the case.

Shareholder Litigation

Royzenshteyn, et. al. v. Pathak, et al. v. Onyx Enterprises Int’l Corp, Superior Court of New Jersey, Monmouth County, Chancery Division, Docket No. MON-C-45.

This is a pending litigation matter that involves a shareholder dispute that arises from a stock purchase and warrant purchase agreement between Onyx Enterprises Int’l Corp. (“Onyx”) and Onyx Enterprises Canada, Inc. (“OEC”) (the “Transaction”). The litigation was instituted by the plaintiffs Stanislav Royzenshteyn and Roman Gerashenko, who were the founding stockholders of Onyx, in the Superior Court of New Jersey, Chancery Division, Monmouth County in February 2018 (the “Shareholder Litigation”).

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

The Company has not received a specific demand for any monetary damages from the Defendants regarding their indemnification claims, nor does the Company have any concrete information regarding the scope of any such potential damages. Given the amount of time that the Defendants attorneys have devoted to defending the claims against their clients in the Shareholder Litigation, the potential damages arising from the indemnification claims could be significant. If the Defendants prevail on their indemnification claims, the Company will assert that that any damages sought should be allocated based on the time and effort spent in defending against the breach of fiduciary claims, as opposed to defending against the Plaintiffs’ fraud claims, which are the predominant claims in the litigation. Given that the breach of fiduciary claims against the Defendants have been dismissed, any claim for indemnification will only include fees and costs incurred prior to the decision on the Summary Judgment Motion. No trial date has been scheduled.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Onyx was named by the Plaintiffs as a nominal defendant based upon the plaintiffs’ shareholder derivative claims. The Defendants, Carey Curtin and Prashant Pathak, asserted third party claims against Onyx seeking indemnification from the Onyx to the extent that the claims were asserted by the Plaintiffs against the Defendants in their capacity as Directors of Onyx.

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

Potential Claim by Former CEO

On August 12, 2020, the former CEO of the Company, Mr. Royzenshteyn, a plaintiff in the Stockholder Litigation, filed a motion to amend the complaint in the Stockholder Litigation matter first listed above, to assert claims arising from the Board’s acceptance of his resignation as CEO. Mr. Royzenshteyn has asserted that he did not resign but was terminated by the Board in breach of his employment agreement. His proposed complaint seeks payment of his severance and damages from the Company associated with his alleged termination. Mr. Royzenshteyn’s motion to amend the complaint has been denied by the Special Discovery Master, but his proposed claims are preserved for any potential future action brought by him against the Company. Management believes that Mr. Royzenshteyn’s claims are without merit, but at this early stage without any litigation actually having been commenced is not possible to determine the likelihood of success of any such claims and the potential amount of liability, if any, of any award that may be made against the Company. Any amount awarded as a result will be recorded in the period it occurs.

Potential Indemnification Claims by Former Directors of Onyx

Former Onyx Directors Royzenshteyn and Gerashenko (the “Plaintiff Directors”) tendered a demand for indemnification from the Company pursuant to their Director Indemnification agreements with Onyx. The Company’s Board denied the request for indemnification. The Plaintiff Directors then filed a motion in the Stockholder litigation to reserve their indemnification claims for future litigation. That motion was heard by the Special Discovery Master, who denied motion on the grounds that the Plaintiffs had not filed a proposed amended pleading asserting these alleged claims with their motion. Subsequently, the Plaintiffs attempted to file an amended pleading with respect to the indemnification claims, which pleading was rejected by the court because it was not accompanied by an order. Thereafter, the Plaintiff Directors submitted the proposed pleading to the Special Master, which pleading was opposed by the Company and the Defendants on the grounds that it was time barred based on the statute of limitations contained in the indemnification agreements. The Special Master has issued a report and recommendation in which he held that the Plaintiffs indemnification claims are not time- barred and are preserved for a future litigation. The Company filed a motion objecting to that Report and Recommendation, which motion was denied by the Court. To date, the Plaintiffs have not filed any action seeking indemnification from the Company.

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

PARTS iD, INC.

Notes to Consolidated Financial Statements

KSI Auto Parts v. Parts iD, Inc

This is a pending litigation matter that was filed on November 28, 2022. The Plaintiff is an auto body parts supplier. Plaintiff alleges in its complaint that it supplied auto body parts to Parts iD and Onyx for which it has not been paid. Plaintiff alleges that the outstanding balance due from Parts iD is $257,090.75, exclusive of interest and costs. Default was entered against Parts iD for failing to timely answer the Plaintiff’s complaint. Parts iD has filed a motion to vacate the entry of default, which motion is still pending as of the date of this letter.

Competition Specialties, Inc. v. Onyx Enterprises Int’l Corp., et. Al

This is a pending litigation matter that was filed on February 9, 2023. Plaintiff sells automotive parts and products. Plaintiff alleges in its complaint that it sold automotive parts and products to Onyx and Parts iD for which it has not been paid. Plaintiff alleges that the total balance due from Parts iD is $275,051.30, exclusive of interest and costs. Parts iD has not yet filed a responsive pleading to the Plaintiff’s complaint.

Hasson v Parts iD, Inc

On September 9, 2022, Kenneth Hasson filed a Complaint in the United States District Court for the Western District of Pennsylvania at No. 22-cv-1291.  Hasson purports to bring claims on behalf of a putative class.  Hasson alleges that the website, www.carid.com, allegedly operated by Parts ID, Inc., violated the Pennsylvania Wiretapping and Electronic Surveillance Control Act, 18 Pa. Cons. Stat. § 5701, et. seq., by utilizing “session replay code” software that allegedly wrongfully intercepted Hasson’s actions and communications while visiting that site.  Hasson also contends that the alleged actions constitute a wrongful invasion of his and the putative class’ privacy.  On December 30, 2022, Parts ID filed an Answer denying any and all liability to Hasson or any putative class and denying that the matter is suitable for class certification.  The dispute currently is subject to the Court’s mandatory alternative dispute resolution program and is scheduled for a mediation on April 17, 2023.

Potential Indemnification Claim by Canaccord

On January 13, 2023, the Company received a notice from Cannacord for potential indemnification claims in connection with a Compliant that was filed in the United States District Court for the District of New Jersey by Former Onyx Directors Messrs. Royzenshteyn and Gerashenko, under the caption Royzenshteyn et al. v. Onyx Enterprises Canada Inc., et al. and related to the Business Combination. Canaccord was named as a Defendant in this pending litigation matter and the Company was not directly named as a party to this proceeding. The Company has accepted the indemnification notice from Canaccord and has agreed to indemnify Canaccord for legal and other expenses incurred in connection with this litigation, as applicable.

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

The Company accrued $614,983 and $620,000 as of December 31, 2022 and 2021, respectively, in aggregate for the above potential loss contingencies.

Note 8 – Retirement Plan

The Company maintains a 401(k) defined contribution plan covering all full-time employees who have completed twelve months of service. The Company may, at its sole discretion, match up to a percentage of each participating employee’s salary. The Company’s contributions vest in annual installments over five years. The Company did not make any discretionary contributions during the years ended December 31, 2022 and 2021.

Note 9 – Stock-Based Compensation

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP became effective immediately upon the closing of the Business Combination. As of December 31, 2022, of the 4,904,596 shares of Class A common stock reserved for issuance under the 2020 EIP in the aggregate, 3,212,078 shares remain available for issuance.

The 2020 EIP provides for the grant of stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, other stock-based awards and cash awards (collectively “awards”). The awards may be granted to employees, directors and consultants of the Company.

During the year ended December 31, 2022, selling, general and administrative expenses included $2,444,246 of stock-based compensation expense.

Beginning in January 2021, the Company has granted both restricted stock units (“RSUs”) and restricted performance-based stock units (“PSUs”) as described below.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Restricted Stock Units

The following table summarizes the activity related to RSUs during the year ended December 31, 2022:

		Weighted
	Restricted	Average Grant
	Stock	Date
	Units	Fair Value
Unvested balance at beginning of the period	1,551,033	$6.52
Granted	414,582	$1.13
Vested	(860,169)	$6.12
Forfeited	(52,001)	$7.62
Unvested balance at December 31, 2022	1,053,445	$4.67

The Company has granted RSUs that vest over a specified period, generally up to three years from the date of grant. RSUs granted in 2022 included (a) 376,582 RSUs granted to directors, of which 50,000 vested on September 28, 2022 and the balance of 326,582 will vest on June 14, 2023 or the date of the 2023 annual meeting of stockholders, and (b) 75,000 RSUs granted to various employees, contractors and consultants, in 2022 of which (i) will vest at various intervals over a three year period, (ii) 52,001 were forfeited, and (iii) 726,863 will vest, subject to the participants’ continued service to the Company, as provided in the applicable award agreements. During 2022, 106,812 director and 753,357 non-director shares were vested.

The Company recognized $2,444,246 of stock-based compensation expense associated with RSUs for the year ended December 31, 2022. As of December 31, 2022, approximately $4.2 million of unamortized stock-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 0.78 years.

Performance-Based Restricted Stock Units

The following table summarizes the activity related to PSUs during the year ended December 31, 2022:

PSU Type	Balance at December 31, 2022	Granted	Forfeited	Balance at December 31, 2021
Net revenue based	421,600	29,600	103,200	495,200
Weighted average grant date fair value	$7.61	$2.20	$7.92	$8.00
Cash flow based	105,400	7,400	25,800	123,800
Weighted average grant date fair value	$1.55	1.55	$1.55	$2.44
Total	527,000	37,000	129,000	619,000

During the year ended December 31, 2022, the Company granted 37,000 PSUs to several employees, contractors and consultants that contain both service and performance-based vesting conditions, of which 129,000 PSUs were forfeited and the remaining were outstanding as of December 31, 2022. The PSUs will vest in March 2024 based upon the level of achievement of several Company-specific cumulative operational performance milestones for the three years ended December 31, 2023, as determined by the Compensation Committee of the Company.

Of the PSUs granted in 2021, 80% are based on net revenue performance-based vesting conditions that were established at the grant date and 20% are subject to cash flow performance-based vesting conditions, of which certain thresholds had not been established as of December 31, 2022. As a result, the service inception date of the cash-flow based PSUs precedes the grant date associated with these PSUs and the recognition of compensation expense is based upon the fair value of these PSUs as of December 31, 2022. See “Stock Compensation” in Note 2 for more information.

As of December 31, 2022, the performance criteria included in the PSUs plan are unlikely to be achieved and accordingly the Company has no accrual of stock-based compensation expenses associated with the outstanding PSUs. The weighted average period of 1.07 years was remaining before the expiration of outstanding PSUs.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination, but it has not yet been implemented. As of December 31, 2022 and 2021, no shares had been issued under the 2020 ESPP.

Note 10 – Income Taxes

Income tax expense (benefit) consisted of the following:

	December 31,
	2022	2021
Current
Federal	$-	$-
State	27,446	34,317
Subtotal	27,446	34,317
Deferred
Federal	2,305,034	(1,208,287)
State	10,037	(6,820)
Subtotal	2,315,071	(1,215,107)
Total income tax expense (benefit)	$2,342,517	$(1,180,790)

For the years ended December 31, 2022 and 2021, the effective income tax rate of (20.4)% and 12.91% respectively, differs from the federal statutory rate of 21% primarily due to change in the valuation allowance and the effect of state income taxes, expenses not deductible for income tax purposes and recognition of benefits accruing due to start-up costs of the Company incurred for the period prior to the Business Combination. The Company’s effective income tax rate reconciliation is as follows:

	December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
Permanent items	(4.94)%	(5.27)%
State and local taxes, net of federal taxes	0.00%	(0.16)%
Deferred rate changes	(0.02)%	0.00%
Change in valuation allowance	(33.88)%	-
Other	(2.56)%	(2.66)%
	(20.4)%	12.91%

The components of the Company’s net deferred tax (liabilities) assets consist of the following:

	December 31,
	2022	2021
Allowance for doubtful accounts	$108,000	$108,000
Accrued expenses	259,000	181,500
Stock compensation	42,400	225,600
Net operating loss carryforward	3,757,700	1,717,400
Accumulated depreciation	(1,320,700)	(2,362,800)
Deferred revenue	573,500	867,900
Lease liability	229,300	-
Other miscellaneous items	35,900	1,400
Right-of-use asset	(229,300)	-
Start-up costs	1,462,700	1,575,907
Total deferred tax assets	4,918,500	2,314,907
Valuation allowance	(4,918,500)	-
Deferred tax assets, net	$-	$2,314,907

PARTS iD, INC.

Notes to Consolidated Financial Statements

As of December 31, 2022, the Company had $17,034,462 federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly available to offset future taxable income indefinitely, however they are subject to an 80% of taxable income limitation for all periods after January 1, 2021. It is possible that Internal Revenue Code (IRC) Section 382 may apply to these losses and limit their ability to be used in future periods. The analysis thereof has not yet been performed. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States. The CARES Act contains several tax provisions, including modifications to the NOL and business interest limitations as well as a technical correction to the recovery period for qualified improvement property. The Company has evaluated these provisions in the CARES Act and does not expect a material impact to its tax provision, except for the 80% of taxable income limitation on the future utilization of the Company’s NOLs.

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

The Company does not currently anticipate any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

None of the Company’s U.S. federal or state income tax returns are currently under examination by the Internal Revenue Service (the “IRS”) or state authorities. However, fiscal years 2018 and later remain subject to examination by the IRS and respective states.

Note 11 – Impact of COVID-19

The Company continues to actively monitor the COVID-19 pandemic, including the current spread of certain variants of the virus and plan for potential impacts on our business. While conditions related to the pandemic generally have improved in 2022 compared to 2021, conditions vary geographically. Although the COVID-19 pandemic has caused economic disruptions on a global scale, and created significant uncertainty, we believe it increased the adoption of online shopping by consumers and, for periods during which stimulus payments were disbursed by the government, particularly between April 2020 and April 2021, increased demand for the products of the Company with a positive effect on our revenue and profitability. However, there was a decline in site traffic in 2022 due to an increase in the average cost-per-click in the Company’s search advertising programs, changes in channel mix, and lower consumer discretionary spending.

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in our supply chain. During 2022, continued spikes in the price of materials, workforce shortages and shipping and seaport delays led to increases in the cost of goods sold, which negatively impacted gross margins of the Company. Supply chain challenges have increased order cancellations and shipping costs. After two years of port congestions and container shortages, supply chain disruptions are showing signs of easing. We continue to pass a portion of the increased costs through to our customers, while balancing the need to maintain price competitiveness. Notwithstanding the economic challenges described above, the Company achieved a gross margin of 18.7% during the year ended December 31, 2022 compared to 20.1% for the prior year.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 12 – Russian-Ukrainian Conflict

The Russian invasion of Ukraine and resulting a response from other nations have impacted, and are expected to continue to impact, our business in near term. Russia’s invasion of Ukraine has elevated geopolitical tensions and security concerns as well as having recently created some inflationary pressures. Our engineering and product data development team as well as back office and part of its customer service center are in Ukraine. Therefore, the conflict in Ukraine could have a material adverse effect on our business, financial condition, and results of operations. The conflict could have a material adverse effect upon the Company in the future.

Since the onset of the active conflict on February 24, 2022, most of our contractors have been able to continue their work, although at a reduced capacity and/or schedule.

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

The situation in Ukraine is highly complex and continues to evolve. We cannot provide any assurance that our outsourced teams in Ukraine will be able to provide efficient and uninterrupted services, which could have an adverse effect on our operations and business. In addition, our ability to maintain adequate liquidity for our operations is dependent on a number of factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services, any major threat to civilians or any international banking disruption could materially impact the operations and liquidity of the Company. The Company will continue monitoring the military, social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Note 13 – Equity Offering Sales Agreement

On November 18, 2022 the Company entered into an Equity Offering Sales Agreement with D.A. Davidson & Co. (the “Sales Agreement”) with respect to an “at the market” offering program, under which the Company may, from time to time in its sole discretion, issue and sell through D.A. Davidson, acting as sales agent, shares of the Company’s Class A common stock, par value $0.0001 per share, having an aggregate gross sales price of up to $15,970,800 (the “Placement Shares”). The issuance and sale, if any, of the Placement Shares by the Company under the Sales Agreement will be made pursuant to a prospectus supplement, as filed with the Securities and Exchange Commission (the “SEC”) on the date hereof, to the Company’s registration statement on Form S-3, originally filed with the SEC on September 16, 2022 and as amended on October 11, 2022, which became effective on October 14, 2022.

Pursuant to the Sales Agreement, D.A. Davidson may sell the Placement Shares at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including by means of ordinary brokers’ transactions, to or through the New York Stock Exchange LLC or any other market venue where the Placement Shares may be traded, or in privately negotiated transactions, or through a combination of any such methods of sale, or any other method permitted by law.

Actual sales will depend on a variety of factors to be determined by the Company from time to time. D.A. Davidson will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell the Placement Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose).

The Company will pay D.A. Davidson a commission of 3.0% of the gross sales proceeds of any Placement Shares sold through D.A. Davidson, acting as sales agent, under the Sales Agreement.

Because there is no minimum offering amount required pursuant to the Sales Agreement, the actual total public offering amount, commissions and proceeds to the Company, if any, are not determinable at this time. The Company expects to use any net proceeds for general corporate purposes, which may include working capital, capital expenditures, the repayment or refinancing of existing indebtedness, mergers and acquisitions and other investments.

The Company is not obligated to make any sales of Placement Shares under the Sales Agreement. As of December 31, 2022, no sales of Placement Shares have occurred under the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the issuance and sale, through D.A. Davidson, of all Placement Shares subject to the Sales Agreement and (ii) termination of the Sales Agreement in accordance with its terms.

PARTS iD, INC.

Notes to Consolidated Financial Statements

Note 14 – Subsequent Events

On January 6, 2023, the Company notified its Agent and Lender that it was not in compliance with the Consolidated Quarterly Net Revenue Covenant (as defined in the Loan Agreement) for the calendar quarter ended December 31, 2022. As a result of the default, an Event of Default (as defined in the Loan Agreement) was triggered under the Loan Agreement and the Company had $5,507,333 immediately due and payable under the Loan Agreement, unless a forbearance agreement was reached with the Agent and the Lender.

On January 17, 2023, the Company entered into a Forbearance Agreement and Reservation of Rights with the Agent and the Lender with respect to the default. The Forbearance Agreement provided that both the Agent and the Lender will not exercise or pursue any rights or remedies under the Loan Agreement or any other Loan Document (as defined in the Loan Agreement) until the earlier of (i) April 30, 2023 or (ii) that certain date when the Lender or Agent become aware that any Event of Default (other than the Subject Default) has occurred and is continuing, in exchange for certain forbearance payments in the aggregate amount of $50,000 paid by the Company to the Lender pursuant the Forbearance Agreement. The Lender agreed to extend the period in which the Company must register for resale the shares of common stock underlying the warrant issued to the Lender in connection with the Loan Agreement from 90 days following the Issue Date to February 3, 2023.

On February 6, 2023, Richard White notified the Company of his resignation from the Board of Directors effective immediately. Mr. White’s decision to resign from the Board was solely for personal reasons and is not the result of any disagreement with the Company with respect to any matter relating to the Company’s operations, policies or practices, or any disagreements in respect of accounting principles, financial statement disclosure, or any issue impacting the Audit Committee of the Board (the committee on which he served). Rahul Petkar, a current independent director, was appointed as a member of the Company’s Audit Committee in replacement of Mr. White. Also on February 6, 2023, the Company began implementing a restructuring plan approved by the Board to streamline its operations considering its current liquidity needs and financial condition. In connection therewith, the Company is reducing its employment base by two-thirds in the United States and similarly significantly reducing its independent contractors in Ukraine, Costa Rica, and the Philippines. The employees and independent contractors affected by this reduction were informed of the Company’s decision beginning on February 7, 2023. Each affected employee in the United States will be paid such employee’s respective salary through such employee’s termination date and the Company is unable to offer severance to any of the affected employees. In addition, the Company has reduced the salaries of the remaining employees by ten percent to decrease operating expenses moving forward.

On February 16, 2023, the Company received correspondence from the Agent constituting its assertion of a notice of events of default and reservation of rights (the “Notice of Default”) under the Loan Agreement, by and among the Company, its subsidiaries, the Agent and certain lenders party thereto (collectively, the “Lender”). The Notice of Default purported that certain events of default under the Loan Agreement have occurred and are continuing, due to the Company’s current liquidity situation.

On February 22, 2023, the Company and the Agent executed an amendment to the Loan Agreement (the “Amendment”) which, among other things, (i) the Company agreed to repay the principal amount of the term loan to the Agent in the following installments: (A) $2 million on February 23, 2023, (B) $1 million on August 22, 2023 and (C) the entire remaining principal balance and all accrued but unpaid interest (including the Original Issue Discount, as defined in the Amendment) on August 22, 2024; (ii) the Agent agreed to withdraw the Notice of Default and not exercise its purported rights and remedies thereunder; (iii) the Lender may elect, at any time and from time to time, to convert any outstanding portion of the outstanding term loan into shares of the Company’s common stock at a conversion price of $0.50 per share; (iv) removed the “Cash Minimum” covenant of which the Company had to maintain unrestricted, unencumbered Cash (as defined in the Loan Agreement) of at least $2,000,000; (v) removed the EBITDA (as defined in the Loan Agreement) covenant of which the Company had to maintain at least the applicable EBITDA Target (as defined in the Loan Agreement) for each calendar quarter; (vi) removed the revenue covenant in which the Company had to maintain consolidated quarterly net revenue of at least $75 million each calendar quarter and (vii) provide a lien to JGB in the Company’s claims for trademark infringement against Volkswagen Group of America, Inc. pursuant to the lawsuit currently pending in the (X) United States District Court for the District of New Jersey and captioned as Onyx Enterprises Int’l, Corp v. Volkswagen Group of America, Inc., and all proceeds and products thereof and (Y) United States District Court for the District of Massachusetts and captioned as Onyx Enterprises International Corp. v. ID Parts LLC, and all proceeds and products thereof (collectively, the “Volkswagen Trademark Claims”), provided that the Company can secure the Permitted Litigation Indebtedness (as defined in the Amendment) on the terms described in the Amendment.

PARTS iD, INC.

Notes to Consolidated Financial Statements

In connection with the Amendment, the Company and the Agent entered into an Amended and Restated Intellectual Property and Security Agreement (the “A&R Security Agreement”) which amended and restated that certain Intellectual Property and Security Agreement, dated as of October 21, 2022. The A&R Security Agreement removed the exclusion of the Volkswagen Trademark Claims from the Agent’s security interest in the Company’s intellectual property.

On February 17, 2023, Antonino Ciappina, the Chief Executive Officer (“CEO”) resigned as the CEO and principal executive officer of the Company for personal reasons. The Board immediately appointed John Pendleton, the Company’s current Executive Vice President, Legal & Corporate Affairs as the Company’s interim CEO and principal executive officer. Mr. Pendleton continues to serve in his capacity as the Company’s Executive Vice President, Legal & Corporate Affairs.

In February 2023, the Company laid off approximately 60% of its employees to conserve resources as it is in the process of obtaining additional financing.

On March 6, 2023 (the “Initial Closing Date”), PARTS iD, Inc., a Delaware corporation (the “Company”), entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) whereby the Company agreed to issue and sell to certain investors (collectively, the “Investors”), in a private placement, (i) an aggregate principal amount of up to $10 million in junior secured convertible promissory notes (the “Convertible Notes”) and (ii) an aggregate of up to two million warrants to purchase the Company’s common stock at an exercise price of $0.50 per share (the “Warrants”), in one or more closings pursuant to the terms of the Purchase Agreement. All of the disinterested directors of the Company’s Board of Directors, as well as the disinterested directors of the Audit Committee, reviewed and approved the terms of the Purchase Agreement, Convertible Notes and Warrants. As of the Initial Closing Date, the Company issued and sold (i) an aggregate principal amount of $2,900,000 of Convertible Notes and (ii) an aggregate of 580,000 Warrants, of which $2,650,000 of Convertible Notes and 530,000 Warrants were purchased by entities affiliated with certain directors, officers and beneficial owners of the Company.

The Convertible Notes accrue interest at 7.75% per annum, compounded semi-annually and such interest may be paid at the option of the Company either in cash or common stock. Upon the Company’s sale and issuance of equity or equity-linked securities pursuant to which the Company receives aggregate gross proceeds of at least $3 million (a “Qualified Equity Financing”), the Convertible Notes are mandatorily convertible into shares of such equity securities sold in the Qualified Equity Financing. The Company may, at its option, redeem the Convertible Notes (including the outstanding principal and any accrued but unpaid interest thereon) for cash, in full or in part, if the Convertible Notes have otherwise not been converted within 180 days of the date of issuance. In addition, upon a Change of Control (as defined in the Convertible Notes) of the Company, the Convertible Notes shall be repaid in full at or before the closing of such transaction in cash.

The Convertible Notes are strictly subordinated to the (i) senior secured indebtedness incurred or owed by the Company pursuant to that certain Loan and Security Agreement, dated as of October 21, 2022, by and among the Company, its subsidiary PARTS iD, LLC, a Delaware limited liability company and JGB Collateral, LLC, a Delaware limited liability company, in its capacity as collateral agent and the several financial institutions or entities that from time to time become parties thereto, as amended by that certain Amendment to Loan and Security Agreement, dated as of February 22, 2023 (the “Loan Agreement”); and (ii) the Permitted Litigation Indebtedness (as defined in the Loan Agreement).

Subject to the subordination provisions described above and more fully described in the Convertible Notes, the Convertible Notes are secured by a junior security interest in all of the Company’s right, title, and interest in and to all of the Company’s assets. The Convertible Notes mature on March 6, 2025.

PARTS iD, INC.

Notes to Consolidated Financial Statements

The Warrants will expire after 5 years from the date of issuance and may not be exercised on a cashless basis. The Warrants provide that a holder of Warrants will not have the right to exercise any portion of its Warrants, if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 4.99%, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%; provided that any holder of the Warrants that beneficially owns in excess of 19.99% of the number of shares of the Common Stock outstanding on the issuance date of the Warrants shall not be subject to the Beneficial Ownership Limitation.

The Company intends to use the proceeds from the issuance of the Convertible Notes and the Warrants for working capital purposes and the repayment of current indebtedness.

The Convertible Notes and the Warrants were issued by the Company in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and have not been registered under the Securities Act.

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events other than those described above that occurred that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2022.