Form 10-K/A
period 2022-12-31
PARTS iD, Inc.
filed 2023-05-01
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Name:	Auditor Location:	Auditor Firm ID:
WithumSmith+Brown PC	Princeton NJ	100

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) is being filed by PARTS iD, Inc. (“PARTS iD” or the “Company”) in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which information was previously omitted from PARTS iD’s Form 10-K for the fiscal year ended December 31, 2022 (“2022 Original Form 10-K”) in reliance on Instruction G to Form 10-K . The 2022 Original Form 10-K was filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023.

PARTS iD has elected to postpone its 2023 annual meeting of stockholders until later in 2023. As a result, PARTS iD will not be filing its definitive proxy statement for the 2023 annual stockholders’ meeting within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form 10-K). Therefore, PARTS iD is filing this Form 10-K/A in order to incorporate information that would have been contained in the definitive proxy statement into the 2022 Original Form 10-K. PARTS iD is also filing as Exhibits to the Form 10-K/A certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. PARTS iD is also not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this Form 10-K/A.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the 2022 Original Form 10-K and PARTS iD’s other filings with the SEC. This Form 10-K/A does not reflect events occurring after the filing of the 2022 Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the 2022 Original Form 10-K.

FORM 10-K/A TABLE OF CONTENTS

EXHIBITS FILED WITH FORM 10-K/A

EX 31.3	Section 302 Certification of CEO
EX 31.4	Section 302 Certification of CFO

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

INFORMATION ABOUT OUR BOARD OF DIRECTORS

The following table sets forth certain information with respect to our non-employee directors as of March 31, 2023. For biographical information concerning the non-employee directors, see below.

Name	Age	Position
Darryl T. F. McCall	68	Class I Director
Rahul Petkar	63	Class I Director
Aditya Jha	67	Class II Director
Prashant Pathak	51	Class II Director and Chairman of the Board
Edwin J. Rigaud	79	Class II Director

Darryl T. F. McCall has served as a director of the Company since Legacy’s inception in 2016 and served as Legacy’s President and COO since Legacy’s inception until the Business Combination. With more than 35 years of domestic and international operating experience with consumer products businesses, Mr. McCall will provide us with a broad range of functional expertise and executive leadership experience. Mr. McCall served as Executive Vice President and Executive Committee member at Coty Inc. from 2008 to 2014 where his key responsibilities involved the management of numerous global manufacturing facilities and distribution centers. During his tenure at Coty, Mr. McCall also held major responsibilities related to the integration of 5 acquired businesses and helped lead the company through its $1.0 billion initial public offering in 2013. Prior to joining Coty, Mr. McCall held numerous positions at Procter & Gamble from 1978 to 2008. From 2007 to 2008, Mr. McCall was Product Supply Vice President — Global Fabric Care, leading a global organization comprised of more than 35 manufacturing operations centers and more than 16,000 employees. From 2005 to 2006, Mr. McCall served as General Manager of Procter & Gamble’s Global Personal Cleansing Care Division which oversees brands such as Camay®, Gillette®, Ivory®, Olay®, Old Spice®, and Zest®. Mr. McCall also held significant responsibilities for integrating certain of Procter & Gamble’s large acquisitions. Notable examples include the leadership of the supply chain integration of Gillette® and Wella®. Over the course of his career Mr. McCall has managed operations in Belgium, Canada, the United Kingdom, France, Switzerland and the United States. He also is an outside independent Director for HCP Packaging.

Rahul Petkar has served as a director of the Company since November 20, 2020. Mr. Petkar is a business leader with over thirty-five years of experience in the financial services and technology sectors spanning Asia, Middle East, North America and Latin America, and is a strategic advisor and board member to both public and private financial technology startups in the United States and Canada. He is President and CEO of Ishkan Inc. a Canada corporation, and established Polaris Canada, a banking technology company providing services to all major Canadian banks and select U.S. financial institutions. He also served as Director of International Development at TD Waterhouse, where he was a core member of the team responsible for the global expansion of its brokerage and wealth management business to Japan, the United Kingdom, Luxembourg, and Hong Kong.

Aditya Jha has served as a director of the Company since November 20, 2020. His entrepreneurial pursuits have included startup technology ventures in the United States and internationally as well as turn-around businesses in Canada. He co-founded a software company, Isopia Inc., which was acquired by Sun Microsystems Inc., USA in 2001. He also served as General Manager, eBusiness at Bell Canada. He is a Member of the Order of Canada (Canada’s highest civilian honors).

Prashant Pathak has served as a director of the Company since November 20, 2020 and is the Chairman of the Board. Mr. Pathak has served as CEO of Ekagrata Inc., a business building oriented principal investment company, since January 2015 and as a Principal of In Colour Capital Inc., an independent principal investment group, since April 2015. He has been an appointee of the Government of Canada on the Board of the Business Development Bank of Canada for nearly a decade. Previously, Mr. Pathak has been a Partner of McKinsey & Company Inc. At McKinsey he was a leader of the North American Telecom Practice, the Financial Services Practices and a leader in the Strategy & Corporate Finance Practice. He has also been part of the startup team and the Managing Partner of ReichmannHauer Capital Partners, a successful Canadian investment firm. Mr. Pathak has an MBA from INSEAD with Distinction and a B.Tech degree in Electrical Engineering from The Indian Institute of Technology (“IIT”), where he was adjudged the Best All-round Graduating Student of his class. He also has a Diploma in Fuzzy Logic from IIT.

Edwin J. Rigaud served as the Chairman and Chief Executive Officer of Legacy from its inception in 2016 until the Business Combination establishing PARTS iD Inc. in 2020, when he was named a director of the Company. Mr. Rigaud has more than 50 years of business experience across a multitude of operating and leadership roles. In 2007, Mr. Rigaud founded EnovaPremier and commenced operations through the acquisition of the assets of T&WA, Inc. Since that time, he has served as owner and the President and Chief Executive Officer of EnovaPremier (2007-2018) and as Chairman (2019) while guiding that company to a position as one of the leading providers of automotive tire & wheel pre-assembly services in the United States. Prior to founding EnovaPremier, Mr. Rigaud served in numerous operating and management capacities at Procter & Gamble from 1965 to 2001. Mr. Rigaud’s notable leadership positions at Procter & Gamble included his role as a Vice President of Food & Beverage Products and as a Vice President of Government Relations in North America. Adding to his experience as a senior manager, Mr. Rigaud developed significant expertise in product development and brand management having been the first Technical Brand Manager in the exploratory phase of Pringle’s, and ultimately the Product Development Group Leader during the execution of Pringle’s national launch. Mr. Rigaud also led the product development efforts of Secret Deodorant & Antiperspirant improvements, including key active ingredient technology and perfume upgrades, while having direct participation with the Leo Burnett Agency in the creation of the famous advertising slogan, “strong enough for a man, but made for a woman.” Mr. Rigaud’s leadership in these efforts helped to facilitate a major relaunch of the Secret brand. He was ultimately named a Director in Product Development. Outside of his corporate leadership experience, Mr. Rigaud has served on the Board of the Federal Reserve Bank of Cleveland and the Board of the local affiliate of Fifth Third Bank of Cincinnati. Mr. Rigaud has also held appointments by Governor Bob Taft to the Ohio Board of Regents, and by President George W. Bush to the national Institute of Museum and Library Services. In 1997, Mr. Rigaud became the first CEO of the National Underground Railroad Freedom Center, located in Cincinnati, Ohio. This 9-year development program included raising $110 million while working closely with John Pepper, former Chairman and CEO of Procter & Gamble, who served as the national building Campaign Chairman. Mr. Rigaud is also the head of one of the first African American co-ownership groups of a Major League Baseball franchise, the Cincinnati Reds. Mr. Rigaud also serves as a director of Graf Acquisition Corp. IV, a blank check company.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 31, 2023. For biographical information concerning the executive officers, see below.

Name	Age	Title
Lev Peker	41	Chief Executive Officer and Class I Director
John Pendleton	63	Executive Vice President, Legal & Corporate Affairs
James Doss	55	Chief Financial Officer
Mark Atwater	64	Vice President of Vendor Relations

Lev Peker has served as the Company’s Chief Executive Officer since April 2023 and a director of the Company since September 2022. Mr. Peker previously served as the Chief Executive Officer of CarLotz, Inc. until its merger with Shift Technologies Inc. (NASDAQ:SFT), which operated a consignment-to-retail used vehicle marketplace and provided its corporate vehicle sourcing partners and retail sellers of used vehicles with the ability to easily access the retail sales channel. Prior to joining CarLotz, Inc., Mr. Peker was the Chief Executive Officer of CarParts.com (NASDAQ:PRTS) from January 2019 to April 2022, and before that Mr. Peker served as the Chief Marketing Officer of Adorama from July 2015 to January 2019. Mr. Peker also previously served as General Manager, Home Appliances and Tools at Sears Holding Corporation from August 2014 to July 2015 and as Vice President, Online Marketplaces and Manager, Financial Planning and Analysis at U.S. Auto Parts from March 2009 to August 2014 and from March 2008 to March 2009, respectively. Earlier in his career, Mr. Peker served as a Senior Financial Analyst at Smart & Financial, Economic and Valuation Services Senior Analyst at KPMG LLP and as a Transfer Pricing Senior Associate at PricewaterhouseCoopers LLP. Mr. Peker earned a Bachelor of Science degree in accounting from the University of Southern California, Marshall School of Business and an M.B.A. from the University of California Los Angeles, The Anderson School of Management. Mr. Peker is a Certified Public Accountant in the State of California.

John Pendleton has served as the Company’s Executive Vice President, Legal & Corporate Affairs since October 2021 and served as the Company’s Interim Chief Executive Officer from February 2023 until April 2023. Previously, he was a partner at DLA Piper for 11 years. Prior to joining DLA Piper, he was a partner at McCarter & English, where he practiced law from 1985 to 2010. Over his distinguished legal career, he defended public and private companies in breach of contract, misrepresentation, ERISA, RICO, securities fraud, complex litigation and regulatory matters. John tried numerous cases throughout the United States and managed thousands of cases as national coordinating counsel for one of the largest financial service companies in the U.S. His clients have included Fortune 100 companies in financial services, pharmaceutical, real estate, leasing, insurance, and employee benefits areas. In addition, Mr. Pendleton is the former Mayor of Mountain Lakes, New Jersey and served as a member of its governing body for eight years. He currently serves on the board of Washington & Jefferson College and is also a trustee of the New Jersey Institute for Social Justice. He graduated from Rutgers University School of Law in 1984 and Washington & Jefferson College with a B.A. (magna cum laude) in 1981.

James Doss has served as the Company’s Chief Financial Officer since January 2023. Most recently, Mr. Doss served as Chief Financial Officer at Indyme Solutions, LLC, a leading software and tech services provider of customer engagement and active loss prevention systems, where he oversaw financial reporting, budgeting, general accounting, credit and collateral, and corporate finance. Prior to his time at Indyme, Mr. Doss served as Chief Financial Officer at RF Industries, LTD (NASDAQ: RFIL), a publicly traded manufacturer of interconnect products and systems across wireless/wireline telecom, data communications and industrial markets. Earlier in his career, Doss held several progressively senior finance roles across several organizations, leading to improved financial performance, heightened productivity and enhanced internal controls. Mr. Doss earned a Bachelor of Science and a Master of Business Administration from San Diego State University.

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

LEGAL PROCEEDINGS

Directors or Executive Officers as Parties Adverse to the Company

The following are material proceedings to which certain of our directors or executive officers is a party adverse to, or has a material interest adverse to, the Company or its subsidiaries.

The Company (i) has been named as a defendant in Stanislav Royzenshteyn and Roman Gerashenko v. Prashant Pathak, Carey Kurtin, Ekagrata, Inc., Onyx Enterprises Canada Inc., Onyx Enterprises Int’l Corp. (“Onyx”), In Colour Capital, Inc., J. William Kurtin, (ii) has been named as a nominal defendant in Onyx Enterprises Canada Inc. v. Stanislav Royzenshteyn and Roman Gerashenko and Onyx Enterprises Int’l, Corp., and (iii) has been named as a third-party defendant in Prashant Pathak and Carey Kurtin v. Onyx Enterprises Int’l Corp., all in the Superior Court of New Jersey, Chancery Division, Monmouth County (collectively with all other matters related to the foregoing litigation, the “Stockholder Litigation”). The initial claim, made on February 12, 2018, stemmed from disputes between Stanislav Royzenshteyn and Roman Gerashenko (together, the “Founder Stockholders”) and Onyx Enterprises Canada Inc. and its principals (collectively, the “Investor Stockholder and Principals”) arising from circumstances relating to a 2015 Series A financing in which the Investor Stockholder and Principals participated. The Founder Stockholders allege, among other things, that they agreed to sell their shares in Onyx in reliance upon statements of the Investor Stockholder and Principals that they subsequently would bring additional investors and capital to Onyx and that the Investor Stockholder and Principals fraudulently and intentionally made material misstatements concerning Onyx’s valuation to potential investors. The initial complaint has since been withdrawn and amended multiple times to both defend the initial cause of action and add new causes of action against the Investor Stockholder and Principals; meanwhile, the Investor Stockholder and Principals have sought to dismiss the claim. The Founder Stockholders are seeking legal relief in the form of damages and equitable relief in the form of rescission. The initial claims were expanded to include two orders to show cause, one regarding the Company’s termination of Roman Gerashenko as Chief Executive Officer on December 24, 2018 and the second requesting removal of Kailas Agrawal as the court appointed independent provisional director. The court denied both on January 10, 2019, but Mr. Gerashenko’s employment-related claims were preserved for a potential future action. On February 21, 2019, the Investor Stockholder and Principals filed a motion to dismiss the amended complaint, but the court denied that motion.

While the core dispute rests between the Founder Stockholders and the Investor Stockholder and Principals, the Investor Stockholder and Principals have made claims directly against the Company alleging that the Company has an obligation to indemnify certain individuals affiliated with the Investor Stockholder and Principals pursuant to director indemnification agreements signed by the Company and such individuals. On March 13, 2019, the Founder Stockholders requested that the court not grant such relief to the Investor Stockholders and Principals. In addition, the Founder Stockholders tendered a demand for indemnification to the Company arising from certain claims asserted against them by the Investor Stockholder and Principals in the Stockholder Litigation. On December 16, 2020, the disinterested directors of the Board determined that the Founder Stockholders were not entitled to indemnification. Counsel for the Founder Stockholders was informed on December 18, 2020 of the Board’s decision. The Company also filed an answer to the complaint together with defenses to the claims for indemnification and have denied any wrongdoing or liability by the Company. Discovery is closed, but there are several pending discovery issues that remain outstanding.

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

NUMBER AND TERMS OF OFFICE OF OFFICERS AND DIRECTORS OF THE COMPANY

Our Certificate of Incorporation provides that our Board is divided into two classes, Class I and Class II, with members of each class typically serving staggered two-year terms. However, because we did not hold an Annual Meeting of Stockholders in 2020, due to the timing of when the Business Combination was consummated, both classes of directors were nominated for re-election, and were elected, at our 2021 Annual Meeting of Stockholders, with the three Class I directors elected to serve for a one-year term expiring at our 2022 Annual Meeting of Stockholders and the four Class II directors elected to serve for a two-year term expiring at our 2023 Annual Meeting of Stockholders.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, one or more Chief Executive Officers, Chief Operating Officers, Presidents, Vice Presidents, Secretaries, Treasurers and such other offices as may be determined by the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board has five standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, a Strategy, Technology and Risk Management Committee, and a Finance and Business Development Committee. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.partsidinc.com/corporate-governance/governance-documents. The inclusion of the Company’s website address in this report does not include or incorporate by reference the information on the Company’s website into this report. Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are composed solely of independent directors. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

We have established an Audit Committee of the Board. The members of our Audit Committee are Rahul Petkar, Prashant Pathak and Aditya Jha. Mr. Petkar serves as chair of the Audit Committee. Messrs. Petkar, Pathak and Jha qualify as independent directors under applicable NYSE American and SEC rules. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Petkar qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered accounting firm all relationships the independent registered accounting firm have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered accounting firm describing (i) the independent registered accounting firm’s internal quality control procedures and (ii) any material issues raised by the most recent internal quality control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a Compensation Committee of the Board consisting of two members. The members of our Compensation Committee are Aditya Jha and Rahul Petkar. Mr. Jha serves as chair of the Compensation Committee.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee. The members of our Nominating and Corporate Governance Committee are Aditya Jha and Rahul Petkar. Mr. Jha serves as chair of the Nominating and Corporate Governance Committee.

We have adopted a Nominating and Corporate Governance Committee charter, which details the principal functions of the Nominating and Corporate Governance Committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

●	developing, recommending to the Board and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the Company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Strategy, Technology and Risk Management Committee

We have established a Strategy, Technology and Risk Management Committee. The members of our Strategy, Technology and Risk Management Committee are Darryl T.F. McCall, Prashant Pathak and Edwin J. Rigaud. Mr. McCall serves as chair of the Strategy, Technology and Risk Management Committee.

We have adopted a Strategy, Technology and Risk Management Committee charter, which details the principal functions of the Strategy, Technology and Risk Management Committee, including:

●	conducting a periodic review of the Company’s strategic technology platform and associated risks and resources;

●	reviewing the policies and procedures established by management to identify, assess, measure and manage key strategic opportunities, issues and risks facing the Company, including platform risk, operational risk, market risk, model risk, cybersecurity risk, technology risk and reputational risk;

●	discussing emerging trends and disruptions in industry and technologies;

●	evaluating the Company’s data and technology platform efficacy for customer value delivery and relevance;

●	reviewing the Company’s material investments in and capital deployments for technology;

●	assisting the Board in its oversight of the Company’s risk management regarding product technology, business continuity, innovation, cybersecurity, research and development;

●	reviewing critical cybersecurity and related risks and vulnerabilities; and

●	reviewing the Company’s technology asset footprint in regards to multi-location service delivery and business continuity.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we are not aware of any failure of any such person to comply with the requirements of Section 16(a) of the Exchange Act, except for the following which were not filed in a timely manner: seven Forms 4 that were filed on September 30, 2022 for the director annual equity grants and three Forms 4 that were filed on December 15, 2022 to report sales of shares to cover taxes associated with the settlement of equity awards on behalf of our executive officers.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers who are identified in the 2022 Summary Compensation Table below. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Overview

This compensation overview provides a summary of the Company’s compensation policies and programs, generally explains the Company’s compensation objectives, policies and practices with respect to its executive officers, and identifies the elements of compensation for each of the individuals identified in the following table, whom the Company refers to as its named executive officers, or “NEOs” for the fiscal year ended December 31, 2022.

Name	Principal Position
Antonino Ciappina	Former Chief Executive Officer
Kailas Agrawal	Former Chief Financial Officer
Mark Atwater	Vice President of Vendor Relations

Compensation and Benefits Philosophy

The Company has designed its compensation and benefits as part of its overall human capital management strategy to facilitate its ability to attract, retain, reward and motivate a high performing executive team. The company’s compensation philosophy is based on a motivational plan to provide pay-for-performance (at both the individual and company levels), to enable the Company’s executive team to achieve the Company’s objectives successfully. The Company’s motivational plan is designed to achieve the following goals:

●	to reward principles that effect the success and accomplishment of the Company’s mission and goals;

●	to attract, motivate and retain a high performing executive team;

●	to recognize and reward individuals whose performance adds significant value to the Company; and

●	to support and encourage executive team performance.

Compensation Elements

In the year ended December 31, 2022, the Company’s executive compensation program consisted of the following elements:

●	base salary;

●	cash incentives;

●	equity-based compensation; and

●	benefits.

The Compensation Committee’s goal has been to set base compensation based upon financial and operating performance, each executive officer’s level of experience, and each executive officer’s current and expected future contributions to its results, in addition to providing competitive benefits. To emphasize the relationship between executive pay and the Company’s performance, the Compensation Committee provided for an annual cash incentive program based on 2022 performance. The Compensation Committee believes that this mix emphasizes performance, further aligning with our stockholders’ interests, and promotes retention.

Role of the Compensation Committee

The Compensation Committee reviews and approves the compensation of our executive officers. The Compensation Committee is solely composed of non-management directors, all of whom meet the independence requirements of applicable NYSE American rules.

Executive Compensation Determinations for 2022

Salary

Following the end of 2021, the Compensation Committee reviewed the base salaries of each of the NEOs. The Compensation Committee determined that the base salaries of our NEO’s were appropriate in light of their duties and responsibilities, and therefore the base salaries for each of the NEO’s remained the same for 2022. The 2022 base salaries for each of the NEOs is included in the summary compensation table below.

Annual Incentive Plan

In early 2022, the Compensation Committee approved an annual incentive bonus program for the NEOs that would be earned based: (a) 56% on the achievement on Company organic net revenue (“Organic Net Revenue”); (b) 14% on organic adjusted cash flow (“Organic Adjusted Cash Flow”); and (c) 30% on the assessment of each participant’s individual contribution amount.

The Compensation Committee also established the target percentage by which the base salary of each NEO would be multiplied in order to determine the dollar amount that would be multiplied by the weighted percentage payout level applicable to each NEO following determination of such based on actual performance. The target amount for each NEO is set forth below:

NEO	Target Amount of 2022 Base Salary
Antonino Ciappina	50%
Kailas Agrawal	30%
Mark Atwater	30%

No bonuses will be paid to the NEO’s in 2023 due to the Company’s 2022 financial results.

Equity Awards

A key component of an executive officer’s compensation is equity incentive awards, which are critical to focusing our executives on the Company’s long-term growth and creating stockholder value. The Compensation Committee grants equity awards under the PARTS iD, Inc. 2020 Equity Incentive Plan (the “2020 Plan”).

The Compensation Committee set the following equity targets for the following NEOs:

NEO	Target PSUs
Antonino Ciappina	130,000
Kailas Agrawal	125,000
Mark Atwater	120,000

No performance stock units ("PSUs") were granted to the NEOs in 2023 due to the Company’s 2022 financial results.

Summary Compensation Table

The following table sets forth the total compensation for the Company’s NEOs earned for the years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(g)	(i)	(j)
Antonino Ciappina(4)	2022	400,000	—	—	—	—	400,000
Former Chief Executive Officer	2021	409,241	—	2,085,200	136,151	—	2,630,592

Kailas Agrawal(5)	2022	300,000	—	—	—	—	300,000
Former Chief Financial Officer	2021	300,000	—	2,005,000	67,208	—	2,372,208

Mark Atwater	2022	315,000	—	—	—	—	315,000
Vice President Vendor Relations	2021	315,000	—	1,924,800	58,925	—	2,298,725

(1)	Represents incentive compensation based on individual and organization-wide performance, including amounts earned related to the applicable year even if paid in the following year.

(2)	Represents the aggregate grant date fair value of RSU and PSU awards granted during 2022, computed in accordance with FASB ASC Topic 718, which for RSUs was equal to the closing price of a share of our Common Stock on the date of grant, multiplied by the number of RSUs in the grant, and for PSUs was equal to the closing price of a share of our Common Stock on the date of grant, multiplied by the maximum number of PSUs that could be earned from the grant.

(3)	Represents amounts earned under our annual incentive plan for 2021, which was were paid shortly after the end of 2021.

(4)	Mr. Ciappina resigned from his position as Chief Executive Officer of the Company effective February 17, 2023.

(5)	Mr. Agrawal resigned from his position as Chief Financial Officer and retired effective December 31, 2022.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table sets forth certain information regarding equity awards that have been granted to our NEOs and that were outstanding as of December 31, 2022:

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Antonino Ciappina	4/16/2021	43,334		42,251	-		-
	4/16/2021				130,000	(3)	126,750

Kailas Agrawal(2)	4/16/2021	41,667		40,625	-		-
	4/16/2021				125,000	(3)	121,875

Mark Atwater	4/16/2021	40,000	(3)	39,000
	4/16/2021				120,000	(3)	117,000

(1)	Market value is calculated by multiplying the number of shares by $0.975, the closing sale price per share of our Common Stock on the NYSE American on December 30, 2022.

(2)	Mr. Agrawal retired and resigned from his position as Chief Financial Officer on December 31, 2022. Any unvested outstanding equity awards held by Mr. Agrawal at December 31, 2022 were forfeited.

(3)	Represents the maximum number of PSUs that can be earned based on the results of performance measures during the three-year performance period of 2021-2023. The PSUs will vest on the date on which the Compensation Committee certifies the degree to which the performance goals have been satisfied and the number of PSUs that have been earned.

Summary of Compensatory Arrangements with Named Executive Officers, Including Arrangements Upon a Termination or Change in Control

Employment Agreements

The Company entered into an at-will employment agreement with Mr. Ciappina on November 28, 2019 (the “Ciappina Employment Agreement”). Pursuant to the Ciappina Employment Agreement, Mr. Ciappina is entitled to an annual salary of $300,000, subject to potential increases. Additionally, Mr. Ciappina was eligible to earn cash incentive compensation of up to $90,000 per year based on performance related to individual and organization-wide metrics. Upon the completion of four years of continuous employment with the Company, Mr. Ciappina was also eligible to receive a lump-sum incentive payment of up to $325,000, with the actual amount to be paid to him to be determined based on the Company’s performance during the corresponding period. As contemplated by the Ciappina Employment Agreement, in connection with the Company’s adoption of the 2020 Plan and the Compensation Committee’s determination to utilize annual incentive bonuses as described above, further accruals of the lump-sum incentive payment have ceased. On July 10, 2020, in connection with the resignation of Mr. Royzenshteyn as CEO of the Company, Mr. Ciappina assumed the duties of interim general manager, and in November 2020, in connection with the Business Combination, Mr. Ciappina assumed the duties of CEO. The Ciappina Employment Agreement was not amended in 2020 in connection with Mr. Ciappina’s assumption of these duties, however, the Compensation Committee has approved extending Mr. Ciappina’s severance period from 90 to 180 days. Further, as described above, the Compensation Committee has increased Mr. Ciappina’s annual base salary to $400,000, retroactive to the date of his promotion to CEO, and has determined that his 2021 bonus opportunity was equal to 50% of his base salary.

The Company entered into an at-will employment agreement with Mr. Agrawal on August 4, 2020 (the “Agrawal Employment Agreement”). Pursuant to the Agrawal Employment Agreement, Mr. Agrawal is entitled to an annual salary of $300,000, subject to potential increases. Additionally, Mr. Agrawal may earn cash incentive compensation of up to $90,000 per year based on performance related to individual and organization-wide metrics. Upon the completion of two years of continuous employment with the Company, Mr. Agrawal was also eligible to receive a lump-sum incentive payment of up to $162,500, with the actual amount to be paid to him to be determined based on the Company’s performance during the corresponding period. As contemplated by the Agrawal Employment Agreement, in connection with the Company’s adoption of the 2020 Plan and the Compensation Committee’s determination to utilize annual incentive bonuses as described above, further accruals of the lump-sum incentive payment have ceased.

Pursuant to each applicable employment agreement, Mr. Ciappina and Mr. Agrawal have agreed that, during the relevant period of employment and for two years after, each officer shall not (i) engage in any competing business within any state, country, region or locality in which the Company is operating or (ii) solicit any of the Company’s clients or hire any of the Company’s employees, contractors, agents, or business affiliates.

Mr. Ciappina resigned from his position as Chief Executive Officer of the Company effective February 17, 2023. Mr. Agrawal resigned from his position as Chief Financial Officer of the Company and retired effective December 31, 2022.

Equity Award Provisions

In general, any unvested RSUs and PSUs will be forfeited upon a named executive officer’s termination of employment for any reason, except that if a named executive officer’s employment is terminated by the Company without cause or by the named executive officer for good reason within twelve months following a change in control of the Company, all then-unvested RSUs and PSUs held by the named executive officer will vest. In addition, if a named executive officer retires after reaching age 65 with at least five years of service to the Company (taking into account service with predecessors) and after the first full year of the performance period has been completed, the named executive officer will be eligible to vest in his PSUs at the end of the performance period based on the Compensation Committee’s determination at the end of the performance period of the level at which the performance goals were achieved.

Retirement Plans; Non-Qualified Deferred Compensation Plans

The Company currently does not maintain any retirement or non-qualified deferred compensation plans for any of its employees.

Equity Compensation Plan Information

The following table summarizes the information about outstanding awards and available shares under the 2020 Plan, and available shares under the PARTS iD, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2022: PARTS iD, Inc. 2020 Employee Stock Purchase Plan (the “ESPP” and, together with the 2020 Plan, the “Equity Plans”). There are 3,212,078 shares of Common Stock available for issuance under the 2020 Plan and 2,043,582 shares of Common Stock available for issuance under the ESPP. The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, other stock-based awards and cash awards, which may be granted to employees, directors and consultants of the Company. The ESPP has not yet been implemented.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted- average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(3)	2,580,445	—	2,675,215	(3)
Equity compensation plans not approved by security holders	—	—	—

(1)	Consists of RSUs and PSUs outstanding under the 2020 Plan. The number of PSUs included in this amount consists of the maximum number of shares which the participants are eligible to receive if applicable performance measures are fully achieved. The actual number of shares that will be issued under the PSUs depends on the performance over the applicable performance period.

(2)	RSUs and PSUs do not have an exercise price.

(3)	Reflects an aggregate of 5,255,660 shares of Common Stock available under the 2020 Plan and the ESPP less 2,580,445 securities issued as noted above.

Director Compensation

Pursuant to the Company’s Non-Employee Director Compensation Policy, during 2022, our non-employee directors received the following annual retainers, as applicable, payable in quarterly installments, in advance, on the first business day of each calendar quarter:

●	an annual retainer of $35,000;

●	committee chair annual fees as follows:

Committee Chair	Annual Cash Fee
Audit	$22,500
Compensation	$15,000
Nominating and Corporate Governance	$15,000
Strategy, Technology and Risk Management	$17,500

●	committee membership annual fees (including the chair) as follows:

Non-Chair
Committee Members	Annual Cash Fee
Audit	$5,000
Compensation	$5,000
Nominating and Corporate Governance	$3,000
Strategy, Technology and Risk Management	$3,000

●	the chair of the Board receives an additional annual fee of $35,000.

Unless a committee or the Board has more than six meetings per calendar year, there will be no meeting fees. If there are more than six meetings in one calendar year for an individual committee or the Board, additional compensation will be reviewed by the Compensation Committee at that time.

The Non-Employee Director Compensation Policy provides that each non-employee director will receive an annual restricted stock unit (“RSU”) grant on the date of each annual meeting of stockholders at which the director is elected to the Board or continues to serve as a director, with the number of RSUs calculated by dividing $50,000 by the closing sale price for a share of the Company’s common stock on the Company’s principal stock exchange on the date of grant. Each such grant will vest in full on the earlier of one year after the date of grant or the date of the next year’s annual meeting of stockholders, provided the director remains a member of the Board as of the vesting date.

In addition, during 2022, each non-employee director received an award of 50,000 RSUs with an effective grant date of June 15, 2022. These RSUs fully vested on the earlier of one year after the date of grant or the Company’s 2023 Annual Meeting of Stockholders.

The Company reimburses directors’ reasonable expenses in connection with attending board and committee meetings.

2022 Director Compensation Table

The following table presents the compensation for each person who served as a member of our Board of Directors during 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Aditya Jha	64,500	50,000	114,500
Darryl T.F. McCall	55,500	50,000	105,500
Prashant Pathak	74,500	50,000	124,500
Rahul Petkar	43,000	50,000	93,000
Edwin J. Rigaud	38,750	50,000	88,750
Lev Peker	15,625	35,600	51,225
Ann Schwister(2)	49,125	50,000	99,125
Rick White(3)	69,440	50.000	119,440

(1)	Amounts shown represent the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, of awards of RSUs granted in 2022, which include: 50,000 RSUs granted to each director on June 15, 2022 (except for Lev Peker who joined board on September 28,2022 and was granted 35,600 RSUs), pursuant to our Non-Employee Directors Compensation Policy. All 2022 RSU grants will vest on June 14, 2023.
(2)	Ms. Schwister resigned from the Board of Directors on September 28, 2022.
(3)	Mr. White resigned from the Board of Directors on February 6, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Stock as of March 31, 2023, by:

●	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Common Stock;

●	each of our current executive officers and directors; and

●	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including, if any, options, RSUs, warrants and other convertible securities that are currently exercisable or convertible, or vest or become exercisable or convertible within 60 days.

The beneficial ownership percentages set forth in the table below are based on 34,814,306 shares of Common Stock outstanding as of March 31, 2023.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Class A Common Stock %
Principal Stockholders:
Onyx Enterprises Canada Inc.(1)	14,240,187	40.9%
Roman Gerashenko(2)	6,055,385	17.4%
Stanislav Royzenshteyn(3)	6,055,385	17.4%
Directors and Executive Officers+:
Prashant Pathak(4)	14,247,329	40.9%
Edwin J. Rigaud(5)	1,198,415	3.9%
Darryl T.F. McCall(6)	1,044,188	3.0%
Aditya Jha	22,258	*
Rahul Petkar	16,458	*
Lev Peker(7)	50,000	*
John Pendleton	20,000	*
Mark Atwater	73,985	*
James Doss	-	-
All current directors and executive officers as a group (9 persons)		47.7%

*	Less than 1%

+	Unless otherwise indicated, the business address of the directors and executive officers is c/o Parts iD, Inc., 1 Corporate Drive, Suite C, Cranbury, NJ 08512.

(1)	Information is based on a Schedule 13D filed with the SEC on January 14, 2021 and Form 4s filed by Mr. Pathak. The address of Onyx Enterprises Canada Inc. (“OEC”) is 2 Bloor Street W., Suite 2006, Toronto, Ontario, Canada M4W 3E2.

(2)	Information is based on a Schedule 13D/A filed with the SEC on April 20, 2021. The address of Mr. Gerashenko is P.O. Box 175, Wickatunk, New Jersey, 07765.

(3)	Information is based on a Schedule 13D/A filed with the SEC on April 20, 2021. The address of Mr. Royzenshteyn is P.O. Box 175, Wickatunk, New Jersey, 07765.

(4)	Consists of: (a) 7,142 shares of Common Stock held directly; and (b) 14,240,187 shares of Common Stock held by OEC. Mr. Pathak serves as the President and a director of OEC. Mr. Pathak disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(5)	Consists of: (a) 154,227 shares of Common Stock held directly; (b) 914,143 shares of Common Stock held by Legacy Acquisition Sponsor I LLC over which Mr. Rigaud may share voting and investment power with Legacy Acquisition Sponsor I LLC; and (c) 80,000 warrants to purchase shares of common stock that are currently exercisable. Mr. Rigaud is the managing member of Legacy Acquisition Sponsor I LLC and disclaims beneficial ownership of such shares held by Legacy Acquisition Sponsor I LLC, except to the extent of his pecuniary interest therein.

(6)	Consists of: (a) 130,045 shares of Common Stock held directly; and (b) 914,143 shares of Common Stock held by Legacy Acquisition Sponsor I LLC. Mr. McCall is a member of Legacy Acquisition Sponsor I LLC and may be deemed to have beneficial ownership of shares of Common Stock owned by Legacy Acquisition Sponsor I LLC; however, Mr. McCall disclaims beneficial ownership of such shares held by Legacy Acquisition Sponsor I LLC, except to the extent of his pecuniary interest therein.

(7)	Consists of 50,000 warrants to purchase shares of common stock that are currently exercisable.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

Indemnification Agreements

In connection with the Closing, the Company entered into indemnification agreements as of November 20, 2020 (the “PARTS iD Indemnification Agreements”), with each of its officers and directors. Each PARTS iD Indemnification Agreement provides for indemnification by the Company of certain expenses, judgments, liabilities, settlement amounts and costs and the advancement of certain expenses, each to the fullest extent not prohibited by applicable law, relating to claims, suits or proceedings arising from the director’s or officer’s service to the Company.

Indemnification Claims

In 2015, each of Stanislav Royzenshteyn and Roman Gerashenko (the “Founder Stockholders”) entered into indemnification agreements (the “Founder Indemnification Agreements”) with Onyx, relating to the Founder Stockholders’ services as directors or officers.

In connection with certain legal proceedings involving certain of our stockholders (the “Stockholder Litigation”), Onyx Enterprises Canada Inc. and its principals (the “Investor Stockholder and Principals”) have made claims directly against the Company alleging that the Company has an obligation to indemnify certain individuals affiliated with the Investor Stockholder and Principals pursuant to the PARTS iD Indemnification Agreements signed by the Company and such individuals. In addition, the Founder Stockholders have tendered a demand for indemnification to the Company under the Founder Indemnification Agreements arising from certain claims asserted against them by the Investor Stockholder and Principals in the Stockholder Litigation. See “Item 10—Directors, Executive Officers and Corporate Governance–Legal Proceedings” above and Note 7—Legal Matters of the Notes to Consolidated Financial Statements in this report, for more information on the Stockholder Litigation and the related indemnification claims.

Convertible Notes and Warrants

On March 6, 2023 (the “Initial Closing Date”), the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) whereby the Company agreed to issue and sell to certain investors (collectively, the “Investors”), in a private placement, (i) an aggregate principal amount of up to $10 million in junior secured convertible promissory notes (the “Convertible Notes”) and (ii) an aggregate of up to two million warrants to purchase the Company’s common stock at an exercise price of $0.50 per share (the “Warrants”), in one or more closings pursuant to the terms of the Purchase Agreement. All of the disinterested directors of the Company’s Board of Directors, as well as the disinterested directors of the Audit Committee, reviewed and approved the terms of the Purchase Agreement, Convertible Notes and Warrants. As of the Initial Closing Date, the Company issued and sold (i) an aggregate principal amount of $2,900,000 of Convertible Notes and (ii) an aggregate of 580,000 Warrants, of which $2,650,000 of Convertible Notes and 530,000 Warrants were purchased by entities affiliated with certain directors, officers and beneficial owners of the Company. Specifically, (1) Mr. Peker, a current director on our Board, purchased an aggregate principal amount of $250,000 of Convertible Notes and received 50,000 warrants to purchase common stock of the Company and (2) Mr. Rigaud, a current director on our Board, purchased an aggregate principal amount of $400,000 of Convertible Notes and received 80,000 warrants to purchase common stock of the Company.

Approval of Related Party Transactions

The charter of the Audit Committee contains the Company’s Related Party Transactions Policy (the “Policy”). The Policy sets forth the procedures to be followed by the Audit Committee in reviewing actual or potential related party transactions. Those procedures include consideration of whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party, whether there are business reasons for the Company to enter into the transaction, whether the transaction would impair the independence of an outside director, whether the transaction would present an improper conflict of interest for any director or executive officer and the extent of the related party’s interest in the transaction.

Item 14. Principal Accountant Fees and Services

The following table sets forth by fee category the aggregate fees for professional services rendered by WithumSmith+Brown, PC for the fiscal years ended December 31, 2022 and December 31, 2021:

	Year Ended
	December 31,	December 31,
	2022	2021
Audit Fees	$102,000	$190,712
Audit-Related Fees	—	—
Tax Fees	108,603	219,148
All Other Fees	117,813	—
Total	$320,916	$409,860

Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and for the review of the Company’s financial statements included in its quarterly reports on Form 10-Q. These fees also include fees for services related to registration statement filings.

Audit-Related Fees consist of fees for professional services that are reasonably related to the audit or review of the Company’s financial statements but are not reported under “Audit Fees.”

Tax Fees consist of fees related to tax compliance, tax advice and tax planning services.

Policy on Audit Committee Pre-Approval

The Audit Committee has adopted a policy for pre-approval of all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services. Under the policy, the Chairman of the Audit Committee has also been delegated the authority to approve services up to a specified fee amount. The Chairman of the Audit Committee will report, for informational purposes only, any interim pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to our management. All of the services described in the above fee table were approved in conformity with the Audit Committee’s pre-approval process.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits.

Exhibit Number	Description
31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

May 1, 2023	By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lev Peker	Chief Executive Officer and Director
Lev Peker	(Principal Executive Officer)	May 1, 2023

/s/ James Doss	Chief Financial Officer and Assistant Secretary	May 1, 2023
James Doss	(Principal Financial Officer and Principal Accounting Officer)

/s/ Prashant Pathak	Director	May 1, 2023
Prashant Pathak

/s/ Aditya Jha	Director	May 1, 2023
Aditya Jha

/s/ Darryl T.F. McCall	Director	May 1, 2023
Darryl T.F. McCall

/s/ Rahul Petkar	Director	May 1, 2023
Rahul Petkar

/s/ Edwin J. Rigaud	Director	May 1, 2023
Edwin J. Rigaud