Form 10-Q
period 2023-03-31
PARTS iD, Inc.
filed 2023-05-22
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,825,971 shares of Class A common stock, $0.0001 par value per share, outstanding on May 19, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Quarterly Report on Form 10-Q that address events, developments, or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the likely impacts of the COVID-19 pandemic, supply chain constraints from current economic conditions, record inflation and the conflict in Ukraine. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic and the conflict in Ukraine, which have had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	Our future capital requirements;

●	our ability to raise capital and utilize sources of cash;

●	our ability to generate sufficient revenue to cover our operating expenses and to continue to operate with a working capital deficiency;

●	our ability to service our obligations and to obtain funding for our operations;

●	the ongoing conflict between Ukraine and Russia has affected and may continue to affect our business;

●	competition and our ability to counter competition, including changes to the algorithms of Google and other search engines and related impacts on our revenue and advertisement expenses;

●	the impact on our business of macro-economic factors including discretionary spending pressure due to inflation and low savings rates that impact consumer sentiment;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	disruptions in the supply chain and associated impacts on demand, product availability, order cancellations and cost of goods sold including the economic impacts of record inflation;

●	difficulties in managing our international business operations, particularly in Ukraine, including with respect to enforcing the terms of our agreements with our contractors and managing increasing costs of operations;

●	changes in our strategy, future operations, financial position, estimated revenue and losses, product pricing, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

ii

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities, and initiatives, including the market acceptance of our planned products and services;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to maintain and enforce intellectual property rights and our ability to maintain our technology position;

●	changes in applicable laws or regulations;

●	the effects of current and future U.S. and foreign trade policy and tariff actions;

●	disruptions in the marketplace for online purchases of aftermarket auto parts;

●	costs related to operating as a public company; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

iii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$457,262	$3,796,267
Accounts receivable	913,032	1,330,521
Inventory	1,596,593	2,505,259
Prepaid expenses and other current assets	3,882,936	3,775,055
Total current assets	6,849,823	11,407,102

Property and equipment, net	12,261,908	12,915,773
Intangible assets	12,966	262,966
Right-of-use assets	899,677	1,075,157
Security deposits	247,708	247,708
Total assets	$20,272,082	$25,908,706
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$38,098,587	$36,404,249
Customer deposits	1,169,758	3,098,119
Accrued expenses	5,616,938	5,793,044
Other current liabilities	1,119,031	2,279,138
Operating lease liabilities	568,531	688,188
Convertible notes payable, net	6,071,058	4,203,282
Warrants liability	153,000	551,000
Total current liabilities	52,796,903	53,017,020
Other non-current liabilities
Operating lease, net of current portion	331,148	386,866
Total liabilities	53,128,051	53,403,886

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share;
1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share;
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized and 34,825,971 issued and outstanding, as of March 31, 2023 and December 31, 2022	3,411	3,411
Additional paid in capital	12,226,940	11,107,946
Accumulated deficit	(45,086,320)	(38,606,537)
Total shareholders’ deficit	(32,855,969)	(27,495,180)
Total liabilities and shareholders’ deficit	$20,272,082	$25,908,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net revenue	$16,201,004	$94,892,148
Cost of goods sold	12,769,463	76,397,920

Gross profit	3,431,541	18,494,228

Operating expenses:
Advertising	1,144,140	9,701,292
Selling, general and administrative	6,028,918	11,672,727
Depreciation	1,998,916	1,954,462
Total operating expenses	9,171,974	23,328,481

Loss from operations	(5,740,433)	(4,834,253)

Change in fair value of warrants	(556,000)	-
Loss on extinguishment of debt	879,045	-
Interest expense	416,305	-
Loss before income tax benefit	(6,479,783)	(4,834,253)
Income tax benefit	-	(881,066)
Net loss	$(6,479,783)	$(3,953,187)

Loss per common share
Loss per share (basic and diluted)	$(0.19)	$(0.12)
Weighted average number of shares (basic and diluted)	34,825,971	33,965,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three months ended March 31, 2023 and 2022 (Unaudited)

			Additional	Accumulated	Total
	Class A Common Stock		Paid In	Deficit	Shareholders’
	Shares	Amount	Capital	Amount	Deficit

Balance at January 1, 2022	33,965,804	$3,396	$6,973,541	$(20,682,657)	$(13,705,720)
Share based compensation	-	-	1,291,480	-	1,291,480
Net loss	-	-	-	(3,953,187)	(3,953,187)
Balance at March 31, 2022	33,965,804	$3,396	$8,265,021	$(24,635,844)	$(16,367,427)

Balance at January 1, 2023	34,825,971	$3,411	$11,107,946	$(38,606,537)	$(27,495,180)
Share based compensation	-	-	1,118,994	-	1,118,994
Net loss	-	-	-	(6,479,783)	(6,479,783)
Balance at March 31, 2023	34,825,971	$3,411	$12,226,940	$(45,086,320)	$(32,855,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash Flows from Operating Activities:
Net loss	$(6,479,783)	$(3,953,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,998,916	1,954,462
Deferred tax benefit	-	(881,066)
Amortization of right-of-use-assets	175,478	248,391
Share based compensation expense	655,587	867,370
Change in fair value of warrants	(556,000)	-
Loss on extinguishment of debt	879,045	-
Write-off of debt issuance costs due to extinguishment of debt	230,498	-
Accretion of discount on convertible note payable	16,234	-
Changes in operating assets and liabilities:
Accounts receivable	417,489	(933,023)
Inventory	908,666	(217,534)
Prepaid expenses and other current assets	(107,881)	(659,802)
Accounts payable	1,694,338	(4,985,213)
Customer deposits	(1,928,361)	2,443,740
Accrued expenses	(176,106)	727,178
Operating lease liabilities	(175,478)	(248,391)
Other current liabilities	(1,160,004)	115,510
Net cash used in operating activities	(3,607,362)	(5,521,565)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(16,200)
Proceeds from sale of intangible asset	250,000	-
Website and software development costs	(881,643)	(1,837,962)
Net cash used in investing activities	(631,643)	(1,854,162)

Cash Flows from Financing Activities:
Repayment of note payable	(2,000,000)	-
Proceeds from convertible notes payable	2,900,000	-
Net cash provided by financing activities	900,000	-

Net change in cash	(3,339,005)	(7,375,727)
Cash, beginning of period	3,796,267	23,203,230
Cash, end of period	$457,262	$15,827,503

Supplemental non-cash disclosure:
Issuance of convertible warrants related to notes payable	$158,000	$-
Supplemental disclosure of cash flows information:
Operating cash outflow from operating leases	$98,426	$249,838
Cash paid for interest	$157,778	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARTS iD, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we” “our” or “us”), is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experience within niche markets. PARTS iD has a product portfolio comprised of approximately 18 million SKUs, when fully available, an end-to-end digital commerce platform for both digital commerce and fulfillment, and a virtual shipping network comprising over 2,500 locations, approximately 4,500 active brands, and machine learning algorithms for complex fitment industries such as vehicle parts and accessories. Management believes that the Company is a market leader and proven brand-builder, fueled by its commitment to delivering an engaging shopping experience; comprehensive, accurate and varied product offerings; and continued digital commerce innovation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Results for interim periods should not be considered indicative of results for any other interim period or for the full year.

The unaudited condensed consolidated financial statements include the accounts of PARTS iD, Inc. and its wholly owned subsidiary PARTS iD, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements include revenue recognition, return allowances, allowance for credit losses, depreciation, inventory valuation, valuation of deferred income tax assets and the capitalization and recoverability of software development costs.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assts and satisfaction of liabilities in the normal course of business. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $45.9 million. We continue to face macro-economic headwinds and the resulting declining revenue and profitability, which increased the working capital deficit, and resulted in the use of approximately $3.6 million in cash from operating activities, of which $0.5 million was attributable to changes in working capital during the quarter ended March 31, 2023. With this, substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

To address liquidity concerns, the Company is pursuing additional financing and continues to restructure and optimize its operations including moderating capital investments, improving gross margin, reducing expenses, and renegotiating vendor payment terms. In addition, to address its liquidity needs, the Company recently obtained an aggregate of (i) $5 million of net funding from JGB (as discussed below) and (ii) $2.9 million from the sale and issuance of convertible notes and warrants (as discussed below). $2.0 million was used to pay JGB pursuant to the Amendment to the Loan Agreement (as discussed below).

PARTS iD has also retained Canaccord Genuity Group, Inc. (“Canaccord”) as its financial advisor and DLA Piper LLP (US) as its legal counsel to assist in evaluating potential strategic alternatives.

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

Accounts Receivable

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for credit losses is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of March 31, 2023 and December 31, 2022 the Company determined that an allowance for credit losses was not necessary.

Inventory

Inventory consists of purchased goods that are immediately available-for-sale and are stated at the lower cost or net realizable value, determined using the first-in first-out method. Merchandise-in-transit directly from suppliers to customers is recorded in inventory until the product is delivered to the customer. As of March 31, 2023, and December 31, 2022, merchandise-in-transit amounted to $413,628 and $957,735, respectively. The risk of loss is transferred from the supplier to the Company at the shipping point. Since the purchased goods are immediately shipped directly from suppliers to customers the Company deemed that an inventory reserve for obsolete or slow-moving goods was unnecessary.

Other Current Assets

Other current assets include advances to vendors amounting to $2,204,192 and $1,796,680 as of March 31, 2023, and December 31, 2022, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Website and Software Development

The Company capitalizes certain costs associated with website and software developed for internal use in accordance with ASC 350-50, Intangibles – Goodwill and Other – Website Development Costs, and ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases when the project is complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets consist of indefinite-lived domain names and are stated at cost less impairment losses, if any. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. The Company has determined that there were no triggering events in the three months ended March 31, 2023 and 2022, and no impairment charges were necessary.

During the first quarter of 2023 the Company sold its Onyx.com domain name for $250,000.

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

Accounts Payable

Accounts payable as of March 31, 2023, consisted of amounts payable to vendors of $34.8 million and credit card payable of $3.3 million payable to a credit card company. The Company has not reached a definitive agreement with the credit card company on paying off the balance owed. The Company stopped making any payments and is responsible for late fees and any interest on the outstanding balance. As of December 31,2022, accounts payable consisted of amounts payable to vendors of $33.1 million and $3.3 million credit card payable to the same credit card company mentioned above.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This standard replaced all previous accounting guidance on this topic, eliminated all industry-specific guidance and provided a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires companies to use more judgment and make more estimates than under prior guidance. Judgments include identifying performance obligations in the contract, estimating the amount of consideration to include in the transaction price, and allocating the transaction price to each performance obligation.

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

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Allowances for sales returns at March 31, 2023 and December 31, 2022, were $1,210,692 and $549,250, respectively.

The Company has two types of contractual liabilities: (a) amounts received from customers prior to the delivery of products are recorded as customer deposits in the accompanying condensed consolidated balance sheets and are recognized as revenue when the products are delivered, which amounted to $1,169,758 and $3,098,119 at March 31, 2023 and December 31, 2022, respectively, and (ii) site credits (which are initially recorded in accrued expenses and are recognized as revenue in the period they are redeemed), amounting to $3,533,519 and $3,414,019 at March 31, 2023 and December 31, 2022, respectively.

Cost of Goods Sold

Cost of goods sold consists of the cost of product sold to customers, plus shipping and handling costs and shipping supplies, net of vendor rebates.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $1.1 million in advertising costs during the quarter ended March 31, 2023, and $9.7 million during the quarter ended March 31, 2022.

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

ASC 740 also provides guidance on the accounting for uncertain tax positions recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on the Company’s evaluation, management concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements. The Company files U.S. federal and State of New Jersey tax returns and had no unrecognized tax benefits at March 31 ,2023 and December 31, 2022.

The Company’s policy for recording interest and penalties associated with audits is to record such expenses as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the quarters ended March 31, 2023 and 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its filing positions.

Earnings (Loss) Per Share

For the quarters ended March 31, 2023 and 2022, basic net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include performance-based stock units and unvested restricted stock units using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted net loss per common share due to the Company’s net loss.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. This ASU is effective for smaller reporting companies for years beginning January 1,2023. The Company adopted Topic 326 on January 1, 2023, and the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Certain Significant Risks and Uncertainties

In February 2022, the Russian Federation launched a full-scale invasion against Ukraine, and sustained conflict and disruption in the region is ongoing. The Company’s engineering and product data development team as well as back office and part of its customer service center are in Ukraine. The Company’s ability to maintain adequate liquidity for its operations is dependent upon several factors, including its revenue and earnings, the impacts of COVID-19 and Russian-Ukraine conflict on macroeconomic conditions, and its ability to take further cost savings and cash conservation measures if necessary. The Russian-Ukraine conflict could have a material adverse effect upon the Company.

Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”).

Note 3 – Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2023	December 31, 2022
Website and software development	$52,042,536	$50,697,486
Furniture and fixtures	851,926	851,926
Computers and electronics	1,015,853	1,015,853
Vehicles	325,504	325,504
Leasehold improvements	300,673	300,673
Video and equipment	176,903	176,903
Total - Gross	54,713,395	53,368,345
Less: accumulated depreciation	(42,451,487)	(40,452,572)
Total - Net	$12,261,908	$12,915,773

Depreciation of property and equipment for three months ended March 31, 2023 and 2022 was $1,998,916 and $1,954,462, respectively.

Note 4 – Leases

Operating Leases

The Company has lease arrangements for office spaces and an equipment lease. These leases expire at various dates through 2024.

As of and for the Three Months Ended March 31, 2023

Operating Lease Expense - net	$98,426

Additional Lease Information:
Weighted average remaining lease term-operating leases (in years)	2.0
Weighted average discount rate-operating leases	7%

Future minimum lease payments under non-cancellable leases as of March 31, 2023, were as follows:

April 1, 2023 to March 31, 2024	$445,381
April 1, 2024 to March 31, 2025	276,358
April 1, 2025 to September 30,2025	197,940
Total future minimum lease payments	$919,679
Less portion representing interest	(20,000)
Less current portion of lease obligations	(568,531)
Long term portion of lease obligations	$331,148

Note 5 – Debt

On October 21, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with JGB Collateral, LLC, a Delaware limited liability company (“JGB”), in its capacity as collateral agent (the “Agent”) and the several financial institutions or entities that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lender”).

The Loan Agreement provided for term loans in an aggregate principal amount of up to $11.0 million under two tranches. The tranches consist of (a) a first tranche consisting of term loans in the aggregate principal amount of $5.5 million, of which the entire amount was funded to the Company on the Closing Date (the “Initial Term Loan Advance”); and (ii) a second tranche consisting of term loans in the aggregate principal amount of an additional $5.5 million, which may funded to the Company by the Lender in its sole and absolute discretion (subject to the terms and conditions of the Loan Agreement) until the date that is six months after the Closing Date (the “Second Term Loan Advance” and together with the Initial Term Loan Advance, the “Term Loan Advances”). Each of the Term Loan Advances will be issued with an original issue discount of $500,000.

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

The effective interest rate on the Initial Term Loan Advance of $5.5 million note was 17.9%. The Company incurred debt issue issuance costs of approximately $165,000 in connection with this loan and recorded a discount of $500,000. As of December 31, 2022, the Company had $4.2 million outstanding net of amortization of debt issuance costs of $18,903 and $56,735 amortization of discount on the note. The Company incurred $166,527 of interest expense on the note during the quarter and year ended December 31, 2022. A portion of the note was attributed to the warrants for 1,000,000 shares of the Company’s stock which at the time of issuance had been valued at $799,000 using the Black-Scholes model. As of December 31, 2022, the fair value of the warrant was determined to be approximately $551,000 and at March 31, 2023 the fair value of the warrant was determined to be $73,000, and accordingly, the decrease in its value was recorded as a change in fair value of warrants on the condensed consolidated statement of operations. The loan requires the Company to make 30 monthly payments of $183,333 beginning on April 30, 2023, with the last payment due September 30, 2025. On January 6, 2023, the Company notified its Agent and Lender that it was not in compliance with the Consolidated Quarterly Net Revenue Covenant (as defined in the Loan Agreement) for the calendar quarter ended December 31, 2022. On February 22, 2023, the Company and JGB executed an amendment to the Loan Agreement (the “Amendment”) and on February 27, 2023, the Company repaid $2.0 million of the loan to JGB.

On February 22, 2023 the Company and the Agent executed an amendment to the Loan Agreement (the “Amendment”), which, among other things, (i) the Company agreed to repay the principal amount of the term loan to the Agent in the following installments: (A) $2 million on February 23, 2023, (B) $1 million on August 22, 2023 and (C) the entire remaining principal balance and all accrued but unpaid interest which remained at the original loan rate of 8.0% (including the Original Issue Discount, as defined in the Amendment) on August 22, 2024; (ii) the Agent agreed to withdraw the Notice of Default and not exercise its purported rights and remedies thereunder; (iii) the Lender may elect, at any time and from time to time, to convert any outstanding portion of the outstanding term loan into shares of the Company’s common stock at a conversion price of $0.50 per share; (iv) removed the “Cash Minimum” covenant of which the Company had to maintain unrestricted, unencumbered Cash (as defined in the Loan Agreement) of at least $2,000,000; (v) removed the EBITDA (as defined in the Loan Agreement) covenant of which the Company had to maintain at least the applicable EBITDA Target (as defined in the Loan Agreement) for each calendar quarter; (vi) removed the revenue covenant in which the Company had to maintain consolidated quarterly net revenue of at least $75 million each calendar quarter and (vii) provided a lien to JGB in the Company’s claims for trademark infringement against Volkswagen Group of America, Inc. pursuant to the lawsuit currently pending in the United States District Court for the District of New Jersey and captioned as Onyx Enterprises Int’l, Corp v. Volkswagen Group of America, Inc., and all proceeds and products thereof and United States District Court for the District of Massachusetts and captioned as Onyx Enterprises International Corp. v. ID Parts LLC, and all proceeds and products thereof (collectively, the “Volkswagen Trademark Claims”), provided that the Company can secure the Permitted Litigation Indebtedness (as defined in the Amendment) on the terms described in the Amendment.

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

The Amendment was accounted for as a debt extinguishment in accordance with ASC 470, which resulted in the Initial Term Loan Advance being derecognized and the convertible notes that were issued as a result of the Amendment being recorded at fair value with the difference resulting in a $879,045 loss on debt extinguishment for the three months ended March 31, 2023.

On March 6, 2023 (the “Initial Closing Date”), PARTS iD, Inc., a Delaware corporation (the “Company”), entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) whereby the Company agreed to issue and sell to certain investors (collectively, the “Investors”), in a private placement, (a) an aggregate principal amount of up to $10 million in junior secured convertible promissory notes (the “Convertible Notes”) and (i) an aggregate of up to two million warrants to purchase the Company’s common stock at an exercise price of $0.50 per share (the “Warrants”), in one or more closings pursuant to the terms of the Purchase Agreement. All the disinterested directors of the Company’s Board of Directors, as well as the disinterested directors of the Audit Committee, reviewed and approved the terms of the Purchase Agreement, Convertible Notes and Warrants. As of the Initial Closing Date, the Company issued and sold (a) an aggregate principal amount of $2,900,000 of Convertible Notes and (ii) an aggregate of 580,000 Warrants, of which $2,650,000 of Convertible Notes and 530,000 Warrants were purchased by entities affiliated with certain directors, officers, and beneficial owners of the Company. At the time of issuance the fair value of the Warrants was determined to be $158,000 using the Black-Scholes model. As of March 31, 2023, the fair value of the Warrants was determined to be $80,000, and accordingly, the decrease in their value was recorded as a change in fair value of warrants on the condensed consolidated statement of operations.

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

The Convertible Notes are strictly subordinated to the (a) senior secured indebtedness incurred or owed by the Company pursuant to that certain Loan and Security Agreement, dated as of October 21, 2022, by and among the Company, its subsidiary PARTS iD, LLC, a Delaware limited liability company and JGB Collateral, LLC, a Delaware limited liability company, in its capacity as collateral agent and the several financial institutions or entities that from time to time become parties thereto, as amended by that certain Amendment to Loan and Security Agreement, dated as of February 22, 2023 (the “Loan Agreement”); and (ii) the Permitted Litigation Indebtedness (as defined in the Loan Agreement).

Subject to the subordination provisions described above and more fully described in the Convertible Notes, the Convertible Notes are secured by a junior security interest in all the Company’s rights, title, and interest in and to all the Company’s assets. The Convertible Notes mature on March 6, 2025.

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

Note 6 – Shareholders’ Deficit

Preferred Stock

As of March 31, 2023, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of March 31, 2023 and December 31, 2022, no shares of Preferred Stock were issued or were outstanding. The Certificate of Incorporation of the Company authorizes the Board to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issue of any Preferred Stock.

Common Stock

As of March 31, 2023, and December 31, 2022, the Company had 34,825,971 shares of Class A common stock outstanding. As of March 31, 2023, and December 31, 2022, the Company had reserved 6,005,660 shares of Class A common stock for issuance as follows:

	Nature of Reserve	As of March 31, 2023	As of December 31, 2022
a.	Indemnification reserve: Upon the expiration of the indemnification period of two years as described in the Business Combination agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 shares to former Onyx shareholders	750,000	750,000
b.	EIP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Equity Incentive Plan	3,212,078	3,212,078
c.	ESPP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Employee Stock Purchase Plan	2,043,582	2,043,582
	Total shares reserved for future issuance	6,005,660	6,005,660

Note 7 – Commitments and Contingencies

As of March 31, 2023, there were no material changes to the Company’s legal matters and other contingencies disclosed in Note 7 of the “Notes to Consolidated Financial Statements” included in our Annual Report on 2022 Form 10-K for the year ended December 31, 2022.

Note 8 – Stock-Based Compensation

During the three months ended March 31, 2023 and 2022, selling, general and administrative expenses included $655,587 and $867,370 of stock-based compensation expense, respectively.

During the three months ended March 31, 2023 and 2022, the Company capitalized $463,407 and $424,110, respectively, of stock-based compensation expense associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP became effective immediately upon the closing of the Business Combination. As of March 31, 2023, of the 4,904,596 shares of Class A common stock reserved for issuance under the 2020 EIP in the aggregate, 3,212,078 shares remained available for issuance.

The 2020 EIP provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance units (“PSUs”), stock appreciation rights, other stock-based awards, and cash awards (collectively “awards”). The awards may be granted to employees, directors, and consultants of the Company.

Restricted Stock Units

The following table summarizes the activity related to restricted stock units (“RSUs”) during the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance on January 1, 2023	1,053,445	$4.67
Granted	-	$-
Vested	-	$-
Forfeited	(115,144)	$7.71
Unvested balance on March 31, 2023	938,301	$4.30

As of March 31, 2023, approximately $3.2 million of unamortized stock-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 0.6 years.

Performance Based Restricted Stock Units

The following table summarizes the activity related to performance based restricted stock units (“PSUs”) during the three months ended March 31, 2023:

PSU Type	Balance at January 1, 2023	Granted	Forfeited	Balance at March 31, 2023
Net revenue based	495,200	-	230,000	265,200
Weighted average grant date fair value	$8.00	$-	$6.71	$9.12
Cash flow based	123,800	-	57,500	66,300
Weighted average grant date fair value	$2.44	$-	$2.35	$2.52
Total	619,000	-	287,500	331,500

As of March 31, 2023, the performance criteria included in the PSUs plan are unlikely to be achieved and accordingly the Company has no accrual of stock-based compensation expenses associated with the outstanding PSUs. The weighted average period of 0.77 years was remaining before the expiration of outstanding PSUs.

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination, but it has not yet been implemented. As of March 31, 2023, no shares had been issued under the 2020 ESPP.

Note 9 – Income Taxes

Deferred tax assets and liabilities are recognized based on temporary differences in financial statements and income tax carrying values using rates in effect for years such differences are to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established.

The disclosures regarding deferred tax assets included in our 2022 Form 10-K continue to be accurate for the three months ended March 31, 2023.

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

Note 10 – Subsequent Events

On April 25, 2023, Lev Peker (age 41 as of the date of this report) was appointed by the Board of Directors (the “Board”) of the Company as its Chief Executive Officer and principal executive officer. Mr. Peker will also continue to serve as a director on the Board. Mr. Peker will replace Mr. John Pendleton, who has served as the Company’s Interim Chief Executive Officer and principal executive officer since February 17, 2023. Mr. Pendleton shall remain the Company’s Executive Vice President, Legal & Corporate Affairs after Mr. Peker’s appointment. Mr. Peker, has served as member of the Board since September 2022. Mr. Peker was formerly the Chief Executive Officer of CarLotz, Inc. (NASDAQ:LOTZ), which operates a consignment-to-retail used vehicle marketplace and provides its corporate vehicle sourcing partners and retail sellers of used vehicles with the ability to easily access the retail sales channel. Prior to joining CarLotz, Inc., Mr. Peker was the Chief Executive Officer of CarParts.com (NASDAQ:PRTS) from January 2019 to April 2022, and before that Mr. Peker served as the Chief Marketing Officer of Adorama from July 2015 to January 2019. Mr. Peker also previously served as General Manager, Home Appliances and Tools at Sears Holding Corporation from August 2014 to July 2015 and as Vice President, Online Marketplaces and Manager, Financial Planning and Analysis at U.S. Auto Parts from March 2009 to August 2014 and from March 2008 to March 2009, respectively. Earlier in his career, Mr. Peker served as a Senior Financial Analyst at Smart & Financial, Economic and Valuation Services Senior Analyst at KPMG LLP and as a Transfer Pricing Senior Associate at PricewaterhouseCoopers LLP. Mr. Peker earned a Bachelor of Science degree in accounting from the University of Southern California, Marshall School of Business and an M.B.A. from the University of California Los Angeles, The Anderson School of Management. Mr. Peker is a Certified Public Accountant in the State of California.

On May 19, 2023, the Company issued to certain investors in a private placement (i) unsecured convertible promissory notes in the aggregate principal amount of $1,000,000 and (ii) an aggregate of 2,083,333 warrants to purchase shares of the Company’s Class A common stock at an exercise price of $0.48 per share. Lev Peker, the Chief Executive Officer and a director of the Company purchased an aggregate principal amount of $750,000 of these convertible notes and received an aggregate of 1,562,500 warrants in this offering. All the disinterested directors of the Company’s Board of Directors, as well as the disinterested directors of the Audit Committee, reviewed and approved the terms of the convertible notes and warrants.

The convertible notes accrue interest at 7.75% per annum compounded semi-annually. The convertible notes mature on May 19, 2025 (the “Maturity Date”). Effective on the Maturity Date, if the convertible notes have not otherwise been repaid by the Company in accordance with the terms and conditions set forth therein, then at the option of the purchasers, the outstanding balance of the convertible notes (including any accrued but unpaid interest thereon) (the “Note Amounts”) shall convert into that number of fully paid and nonassessable shares of the Company’s common stock at a conversion price equal to the respective Note Amounts (as defined in the convertible notes) divided by the conversion price (as defined in the convertible notes). The Company may prepay the note amounts at any time prior to the Maturity Date.

The convertible notes are strictly subordinated to the (i) senior secured indebtedness incurred or owed by the Company pursuant to that certain Loan and Security Agreement, dated as of October 21, 2022, by and among the Company, its subsidiary PARTS iD, LLC and JGB Collateral, LLC, in its capacity as collateral agent and the several financial institutions or entities that from time to time become parties thereto, as amended by that certain Amendment to Loan and Security Agreement, dated as of February 22, 2023 and (ii) Permitted Litigation Indebtedness (as defined in the Loan Agreement).

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

Management has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and believes that all material subsequent events have been disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements, together with the related notes thereto, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”).

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in the section “Risk Factors” included in our 2022 Form 10-K. See also the “Cautionary Note Regarding Forward-Looking Statements” set forth at the beginning of this Quarterly Report on Form 10-Q.

Overview

PARTS iD, Inc. (the “Company”) is a technology-driven, digital commerce company on a mission to transform the U.S. automotive aftermarket and the adjacent complex parts markets we serve by providing customers a differentiated customer experience with advanced product search capabilities, proprietary product options, exclusive shop by service type functionality, visually inspired browsing, easy product discovery, rich custom content, an exhaustive product catalog and competitive prices.

The Company delivers this customer experience vision using our purpose-built technology platform and user interface (UI), proprietary parts and accessories fitment data with more than fourteen billion product and fitment data points powered with machine learning, and a comprehensive product catalog spanning approximately eighteen million parts and accessories, when fully available, from over one thousand suppliers we partner with across eight verticals.

The Company’s technology platform integrates software engineering with catalog management, data intelligence, mining, and analytics, along with user interface development which utilizes distinctive rules-based parts fitment software capabilities. To manage the ever-growing need for accurate product and parts data, we use cutting-edge computational and software engineering techniques, including Bayesian classification, to enhance and improve data records and product information, and ultimately to contribute to the overall development of a rich and engaging user experience. Furthermore, our technology platform is designed to support much more than just car parts and accessories. We believe that we have demonstrated the flexibility and scalability of our technology by launching seven adjacent verticals, including BOATiD.com, MOTORCYCLEiD.com, CAMPERiD.com, and others in August 2018, all of which leverage the same proprietary technology platform and data architecture.

There are several key competitive strengths that management believes highlight the attractiveness of the Company’s platform business model and underscore how PARTS iD, Inc. is differentiated from its competition, including:

1.	The Company’s distinctive technology, customer-first UI, and proprietary fitment data enables a differentiated shopping experience for the automotive parts consumer. Unlike any other consumer product category, we believe that the success or failure of selling automotive parts, and especially aftermarket accessories at scale, comes down to rich and comprehensive fitment data. We believe that the Company has been successful at developing its own proprietary fitment database which is not licensed for use to any other person or entity.

2.	We believe that the Company’s product catalog of approximately eighteen million products, when fully available, and approximately forty-five hundred brands is unrivaled. Our comprehensive catalog is enriched with approximately fourteen billion data points, advanced 3D imagery, in-depth product descriptions, customer reviews, installation, and fitment guides, as well as other rich custom content specifically catering to the needs of the automotive aftermarket industry and is further complemented by our highly trained and specialized customer service.

The Company’s proprietary and asset-light fulfillment model is enabled by a network of hundreds of suppliers with whom we have cultivated relationships with and integrated over the last fifteen years. This has enabled us to further scale our catalog size and to add adjacent verticals which allows us to offer a broader array of product lines over our competitors. Furthermore, our geo-sourcing fulfillment algorithm factors in real-time inventory when available, customer proximity, shipping cost, and profitability to optimize product sourcing. This algorithmic approach allows us to increase fill rate and delivery speed.

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

During 2022, we took several measures to reduce operating costs, including reducing advertising expenses, general and administrative overhead, and capital expenditures. In June 2022, we took steps to reduce our costs by reducing our employment base in the United States, and reducing our independent contractors in Ukraine, the Philippines, and Costa Rica, and by reducing other operating expenses. The employees and independent contractors affected by this reduction were informed of the Company’s decision beginning in June 2022. The annualized savings from the measures described above were approximately $12 million. Additionally, in October 2022, the Company successfully negotiated a new shipping contract that will yield more than 15% in lower outbound shipping rates. The shipping cost reduction is expected to reduce shipping losses and the cost of delivery to customers. In the first quarter of 2023, the Company took additional reductions in its advertising expense by approximately 77%, its US-based salaries by approximately 55%, and outside contractor costs by approximately 35%. These reductions were made in order to bring the cost structure of the Company in line with the current business environment.

Russian-Ukrainian Conflict

The Russian invasion of Ukraine and resulting response from several nations have impacted, and are expected to continue to impact, our business in the near term. Russia’s invasion of Ukraine has elevated global geopolitical tensions and security concerns as well as having recently created some inflationary pressures. Our engineering and product data development team as well as back office and part of its customer service center are located in Ukraine. Therefore, the conflict in Ukraine could have a material adverse effect on our business, financial condition, and results of operations. While the conflict has not caused significant disruptions to our operations to date, it could have a material adverse effect upon the Company in future periods.

Since the onset of the active conflict in February 2022, most of our contractors have been able to continue their work, although at a reduced capacity and/or schedule.

Our websites and call centers have continued to function but could be more negatively impacted in the future. Many of our contractors have moved outside of Ukraine to neighboring countries where they continue to work remotely. Some of our contractors who have remained in Ukraine have moved to other areas in Ukraine, but their ability to continue work is subject to significant uncertainty and potential disruptions.

The situation in Ukraine is complex and continues to evolve. We cannot provide any assurance that our outsourced teams in Ukraine will be able to provide efficient and uninterrupted services, which could have an adverse effect on our operations and business. In addition, our ability to maintain adequate liquidity for our operations is dependent on several factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services, any major threat to civilians or any international banking disruption could materially impact the operations and liquidity of the Company. We will continue monitoring the military, social, political, regulatory, and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions, including the following:

Traffic and Engagement Metrics

For the Three Months Ended March 31,

	2023	2022	Change	% Change
Number of Users	15,638,093	32,529,076	(16,890,983)	(51.9)%
Number of Sessions	21,284,602	55,104,987	(33,820,385)	(61.4)%
%Number of Pageviews	100,521,389	210,003,667	(109,482,278)	(52.1)%
Pages/Session	4.72	3.81	0.91	23.9%
Average Session Duration	00:02:41	00:02:59	(00:00:18)	(10.1)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

	Three months ended March 31,				Change
	2023	% of Rev.	2022	% of Rev.	Amount	%
Net revenue	$16,201,004		$94,892,148		$(78,691,144)	(82.9)%
Cost of goods sold	12,769,463	78.8%	76,397,920	80.5%	(63,628,457)	(83.3)%
Gross profit	3,431,541	21.2%	18,494,228	19.5%	(15,062,687)	(81.4)%
Gross margin	21.2%		19.5%
Operating expenses
Advertising	1,144,140	7.1%	9,701,292	10.2%	(8,557,152)	(88.2)%
Selling, general & administrative	6,028,918	37.2%	11,672,727	12.3%	(5,643,809)	(48.4)%
Depreciation	1,998,916	12.3%	1,954,462	2.1%	44,454	2.3%
Total operating expenses	9,171,974	56.6%	23,328,481	24.6%	(14,156,507)	(60.7)%
Loss from operations	(5,740,433)	(35.4)%	(4,834,253)	(5.1)%	(906,180)	18.7%
Loss on extinguishment of debt	879,045	5.4%	-	-	879,045	-
Change in fair value of warrants	(556,000)	(3.4)%	-	-	(556,000)	-
Interest expense	416,305	2.6%	-	-	416,305	-
Loss before income tax	(6,479,783)	(40.0)%	(4,834,253)	(5.1)%	(1,645,530)	34.0%
Income tax benefit	-	(0.0)%	(881,066)	(0.9)%	881,066	(100.0)%
Net loss	$(6,479,783)	(40.0)%	$(3,953,187)	(4.2)%	$(2,526,596)	63.9%

Revenue

Revenue for the three months ended March 31, 2023, decreased by $78.7 million, or 82.9%, compared to the same prior year period, primarily attributable to supply chain disruptions and the lack of product availability as a result of our liquidity squeeze which peaked in early February and led to vendors not giving us access to their full product catalog. Compared to the same prior year period, traffic declined by 61.4% in the three-month period ended March 31, 2023, the site conversion rate decreased by 53.2% and average order value increased by 8.6%.

We believe that the decrease in traffic and the site conversion rate was primarily attributed to lower orders because of product unavailability, supply chain interruptions, reduction in discretionary spending and a significant reduction in advertising spending by the Company.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three months ended March 31, 2023, cost of goods sold decreased by $63.6 million, or 83.3%, compared to the same prior year period. This decrease in the cost of goods sold was primarily driven by decreases in the number of orders or products sold and related shipping costs.

For the three months ended March 31, 2023, cost of goods sold was 78.8% compared to 80.5% of revenue in the respective prior year period. The 1.7% decrease in cost of goods sold as a percentage of revenue was primarily attributable to changes in product mix, as well as ongoing supply chain disruptions and the lack of product availability as a result of our liquidity squeeze which peaked in early February.

Gross Profit and Gross Margin

Gross profit decreased by $15.1 million, or 81.4%, for the three months ended March 31, 2023, compared to the same prior year period, primarily due to an 82.9% decrease in revenue.

Gross margin of 21.2% for the three months ended March 31, 2023, was higher than the gross margin of 19.5% for the three months ended March 31, 2022, primarily attributable to a change in the product category revenue mix as discussed above and shipping cost savings which was partially offset by increases in product costs.

Operating Expenses

Advertising expense decreased $8.6 million, or 88.2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to reduction in discretionary spending which led to lower traffic and number of clicks.

Advertising expenses as a percentage of revenue were 7.1% and 10.2% for the three months ended March 31, 2023, and 2022, respectively. The decrease in percentage was primarily attributable to a significant reduction in advertising in February and March.

Selling, general and administrative (“SG&A”) expenses decreased $5.6 million, or 48.4%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This decrease was primarily attributable to a decrease in merchant fees of $2.1 million, compensation expense of $1.1 million, outsourced customer services costs of $0.8 million and various other immaterial decreases.

Depreciation expense was flat for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Interest Expense

Interest expense increased by $416,305, for the three months ended March 31, 2023, compared to the $0 for the three months ended March 31, 2022 due to the interest related to the Initial Term Loan Advance and $230,498 related to the write-off of unamortized loan costs related to the $2.0 million payment that was made on such debt.

Income Tax Benefit

Income tax benefit was $0.0 for the three months ended March 31, 2023, compared to $0.9 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the effective income tax rate was 0.0%, compared to (18.23)% for the three months ended March 31, 2022. The Company incurred a loss for the quarter and elected a full valuation allowance for the deferred tax asset.

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

To this end, we provide EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA consists of net income (loss) plus (a) interest expense; (b) income tax provision (or less benefit); and (c) depreciation expense. Adjusted EBITDA consists of EBITDA plus costs, fees, expenses, write-offs, and other items that do not impact the fundamentals of our operations, as described further below following the reconciliation of these metrics. Management believes these non-GAAP measures provide useful information to investors in their assessment of the performance of our business. The exclusion of certain expenses in calculating EBITDA and Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

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

The following table reflects the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended March 31,
	2023	2022
Net loss	$(6,479,783)	$(3,953,187)
Interest expense	416,305	-
Income tax benefit	-	(881,066)
Depreciation	1,998,916	1,954,462
EBITDA	(4,064,562)	(2,879,791)
Stock compensation expense included in statement of operations	655,587	867,370
Legal & settlement expenses (1)	-	311,998
Adjusted EBITDA Total	$(3,408,975)	$(1,700,423)
% of net revenue	(21.0)%	(1.8)%

(1)	Represents legal and settlement expenses related to significant matters that do not impact the fundamentals of our operations, pertaining to: (a) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation, and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency, and significance to our operating results.

Net loss increased by $2.5 million for the three months ended March 31, 2023, as compared to the same prior year period, primarily driven by a decrease in gross profit of $15.1 million partially offset by a decrease in operating expenses of $14.2 million, The year-over-year decrease in Adjusted EBITDA for the three months ended March 31, 2023, as compared to the same prior year period, was primarily attributable to an increase in net loss, interest of $0.4 million partially offset by a decrease in non-cash stock compensation expense, as noted in the reconciliation table above.

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

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(3,607,362)	$(5,521,565)
Purchase of property and equipment	-	(16,200)
Website and software development costs	(881,643)	(1,837,962)
Free cash flow	$(4,489,005)	$(7,375,727)

Liquidity and Capital Resources

The Company’s cash was $0.5 million as of March 31, 2023. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $45.9 million as of March 31, 2023. We continue to face macro-economic headwinds, liquidity issues and the resulting declining revenue and profitability, which increased the working capital deficit in the current year, and resulted in the use of approximately $3.6 million in cash from operating activities, of which $0.5 million was attributable to changes in working capital during the quarter ended March 31, 2023. With this, substantial doubt exists about the Company’s ability to continue as a going concern within one year after filing this Quarterly Report on Form 10-Q.

To address liquidity concerns, the Company is pursuing additional financing and continues to restructure and optimize its operations including moderating capital investments, improving gross margin, reducing expenses, and renegotiating vendor payment terms. The Company also believes that the newly negotiated shipping contract will lead to a substantial reduction in our shipping costs which began early November 2022. This will enable the Company to increase revenue and improve profitability. In addition, the Company obtained $5 million of net funding to address its liquidity needs of which $2.0 million was repaid in February 2023. Shortly thereafter, additional financing was obtained for $2.9 million from the sale and issuance of convertible notes and warrants on March 6, 2023.

Our ability to meet our obligations as they become due is dependent upon the degree of the success of our plans. Our ability to meet our obligations as they become due is dependent upon increased and stabilized revenue and profitability and additional funding. The Company believes that the operational adjustments that have been implemented, and the funds raised, will improve the financial position.

See Item 1A of Part I, “Risk Factors” for a discussion of the factors that may impact our ability to maintain adequate liquidity, included in our 2022 Form 10-K.

Cash Flow Summary

The change in cash and cash equivalents was as follows:

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(3,607,362)	$(5,521,565)
Net cash used in investing activities	(631,643)	(1,854,162)
Net cash provided by financing activities	900,000	-
Net change in cash	$(3,339,005)	$(7,375,727)

Cash Flows from Operating Activities

The net cash used in operating activities consists of net loss, adjustments for certain non-cash items, including depreciation, and the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss). We have a negative working capital model where current liabilities exceed current assets. Any profitable growth in revenue results in incremental cash for the Company. We receive funds when customers place orders on the website, while accounts payable are paid over a period. Vendor terms range on average from one week to eight weeks.

Net cash used in operating activities in the three months ended March 31, 2023, was $3.6 million, and was driven primarily by the impact of a net loss of $6.5 million, and a negative net change in operating assets and liabilities of $0.5 primarily comprising of a decrease in customer deposits, which was partially offset by non-cash depreciation and amortization expense of $2.2 million.

Net cash used in operating activities in the three months ended March 31, 2022, was $5.5 million, and was driven primarily by the impact of a net loss of $4.0 million, and a negative net change in operating assets and liabilities of $3.8 million primarily comprising of a decrease in accounts payables, which was partially offset by non-cash depreciation and amortization expenses of $2.2 million and other non-cash charges of $1.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2023, compared to $1.9 million for the three months ended March 31, 2022, which primarily consisted of website and software development costs in both periods. The current year amount was partially offset by the proceeds from the sale of the Onyx.com domain name. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $900,000, compared to $0 in the three months ended March 31, 2022, due to borrowings from the issuance of convertible notes of $2,900,000 offset by the principal payment of $2.0 million related to JGB notes payable.

Future Cash Requirements

Operating Leases

The Company has several non-cancelable lease arrangements for office spaces and an equipment lease that expire at various dates through 2025. Rental expense for operating leases was $98,427 for the three months ended March 31, 2023.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2023, are as follows:

April 1, 2023, to March 31, 2024	$445,381
April 1, 2024 to September 30, 2025	474,298
Total future minimum lease payments	$919,679

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

The Company received funding of $5,000,000 in cash on October 21, 2022. The warrant was valued at $799,000 at issuance using the Black-Scholes model. The Company paid approximately $0.2 million in costs in connection with the loan. The loan calls for thirty monthly payments of $183,333 beginning April 30, 2023, with the last payment due on September 30, 2025. On February 22, 2023 the Company and the Agent executed an amendment to the Loan Agreement (the “Amendment”), which, among other things, the Company agreed to repay the principal amount of the term loan to the Agent in the following installments: (A) $2 million on February 23, 2023, (B) $1 million on August 22, 2023 and (C) the entire remaining principal balance and all accrued but unpaid interest which remained at the original loan rate of 8.0% (including the Original Issue Discount, as defined in the Amendment) on August 22, 2024.

In addition, the Company issued Convertible Notes on March 6, 2023 for $2.9 million and the Company issued the investors warrants to purchase 580,000 shares of common stock. These warrants were valued at approximately $158,000 at issuance using the Black-Sholes model.

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

Cash Taxes

The Company paid $0.0 in taxes in cash for the three months ended March 31, 2023, and $0.0 for the three months ended March 31, 2022. As of December 31, 2022, the Company had $17,034,462 in federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly may be available to offset future taxable income indefinitely. However, the NOL’s are subject to an 80% taxable income limitation for all periods after January 1, 2021. The Company does not currently anticipate any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

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

In preparing these condensed consolidated financial statements, management has utilized available information, including our history, industry standards and the current and projected economic environments, among other factors, in forming its estimates, assumptions and judgments, considering materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

A summary of the accounting estimates that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below. See Note 2 of the Notes to Consolidated Financial Statements included in this report and in our 2022 Form 10-K for our other significant accounting policies and accounting pronouncements that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Revenue Recognition

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of March 31, 2023, and December 31, 2022, were $1.2 million and $3.1 million, respectively, which are reflected as customer deposits on our condensed consolidated balance sheets.

The outstanding days from the order date of our unshipped and undelivered orders were, on average, estimated at 9.6 days as of March 31, 2023, based on our actual determination of 9.6 days as of October 31, 2022.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns.

If actual sales returns are not consistent with our estimates, or if we have to make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three months ended March 31, 2023, and 2022 were as follows:

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$549,250	$738,465
Adjustment	661,442	145,188
Balance at closing of period	$1,210,692	$883,653

Website and Software Development

We capitalize certain costs associated with website and software development (technology platform including the product catalog) for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to our internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and make judgments as to ultimate realization. The amount of capitalized software costs for the three months ended March 31, 2023, and 2022 were as follows:

Three months ended March 31,	Capitalized Software
2022	$1,837,962
2023	$881,643

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

Allowance for Credit Losses

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for credit losses is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of March 31, 2023, and December 31, 2022, the Company determined that an allowance for credit losses was not necessary. As circumstances change, it could result in material adjustments to the allowance for credit losses.

Warrants

The warrants liability balance includes the values of warrants issued in connection with issuance of convertible debt issued by the Company. The Company periodically reviews the values of these warrants based on the historical and future values of the Company’s stock, it’s volatility and the risk-free rate using the Black-Scholes model. As of March 31, 2023 and December 31, 2022 the liability was $153,000 and $551,000. A change in any or all of the aforementioned factors over time could result in a material adjustment to this liability.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

PARTS iD is not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are routinely involved in several legal actions, proceedings, litigation, and other disputes arising in the ordinary course of our business. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding legal matters and proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information required by this Item 2 related to the issuance of convertible notes and warrants to purchase shares of the Company’s Class A common stock issued to certain investors is contained in the Current Report on Form 8-K filed with SEC on March 6, 2023.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2023, the Company did not repurchase any of its securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

10.1	Employment Agreement, dated April 25, 2023 by and between PARTS iD, Inc. and Lev Peker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2023).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

May 22, 2023	By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer

May 22, 2023	By:	/s/ James Doss
James Doss
Chief Financial Officer