Form 10-Q
period 2023-06-30
PARTS iD, Inc.
filed 2023-08-15
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,102,553 shares of Class A common stock, $0.0001 par value per share, outstanding on August 14, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Quarterly Report on Form 10-Q that address events, developments, or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the impacts of the COVID-19 pandemic, supply chain constraints from current economic conditions, high inflation and the conflict in Ukraine. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic and the conflict in Ukraine, which have had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

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

iii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$267,863	$3,796,267
Accounts receivable	946,466	1,330,521
Inventory	1,367,416	2,505,259
Prepaid expenses and other current assets	4,071,064	3,775,055
Total current assets	6,652,809	11,407,102

Property and equipment, net	11,206,755	12,915,773
Intangible assets	12,966	262,966
Right-of-use assets	727,234	1,075,157
Security deposits	247,708	247,708
Total assets	$18,847,472	$25,908,706
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$37,856,202	$36,404,249
Customer deposits	875,508	3,098,119
Accrued expenses	5,934,775	5,793,044
Other current liabilities	1,349,495	2,279,138
Operating lease liabilities	430,356	688,188
Convertible notes payable, net	7,490,834	4,203,282
Warrants liability	168,000	551,000
Total current liabilities	54,105,170	53,017,020
Other non-current liabilities
Operating lease, net of current portion	296,879	386,866
Total liabilities	54,402,049	53,403,886

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share;
1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share;
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized and 35,102,553 issued and outstanding as of June 30, 2023 and 34,825,971 issued and outstanding as of December 31, 2022	3,515	3,411
Additional paid in capital	13,537,195	11,107,946
Accumulated deficit	(49,095,287)	(38,606,537)
Total shareholders’ deficit	(35,554,577)	(27,495,180)
Total liabilities and shareholders’ deficit	$18,847,472	$25,908,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net revenue	$16,119,809	$104,257,478	$32,320,813	$199,149,626
Cost of goods sold	12,059,825	83,674,247	24,829,288	160,072,167
Gross profit	4,059,984	20,583,231	7,491,525	39,077,459

Operating expenses:
Advertising	423,153	9,437,657	1,567,293	19,138,949
Selling, general and administrative	5,128,823	9,940,889	11,157,741	21,613,616
Depreciation	1,978,114	2,142,433	3,977,030	4,096,895
Total operating expenses	7,530,090	21,520,979	16,702,064	44,849,460

Loss from operations	(3,470,106)	(937,748)	(9,210,539)	(5,772,001)
Loss on extinguishment of debt	-	-	879,045	-
Change in fair value of warrants	15,000	-	(541,000)	-
Interest expense	522,861	-	939,166	-
Loss before income tax benefit	(4,007,967)	(937,748)	(10,487,750)	(5,772,001)
Income tax benefit (expense)	(1,000)	38,037	(1,000)	919,103
Net loss	$(4,008,967)	$(899,711)	$(10,488,750)	$(4,852,898)

Loss per common share
Loss per share (basic and diluted)	$(0.11)	$(0.03)	$(0.30)	$(0.14)
Weighted average number of shares (basic and diluted)	35,007,018	33,983,680	34,991,580	33,974,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three and six months ended June 30, 2023 and 2022 (Unaudited)

			Additional	Accumulated	Total
	Class A Common Stock		Paid-In	Deficit	Shareholders’
	Shares	Amount	Capital	Amount	Deficit

Balance at January 1, 2022	33,965,804	$3,396	$6,973,541	$(20,682,657)	$(13,705,720)
Share-based compensation	-	-	1,291,480	-	1,291,480
Net loss	-	-	-	(3,953,187)	(3,953,187)
Balance at March 31, 2022	33,965,804	3,396	8,265,021	(24,635,844)	(16,367,427)
Share-based compensation	96,812	10	251,685	-	251,695
Net loss	-	-	-	(899,711)	(899,711)
Balance at June 30, 2022	34,062,616	$3,406	$8,516,706	$(25,535,555)	$(17,015,443)

Balance at January 1, 2023	34,825,971	$3,411	$11,107,946	$(38,606,537)	$(27,495,180)
Share-based compensation	-	-	1,118,994	-	1,118,994
Net loss	-	-	-	(6,479,783)	(6,479,783)
Balance at March 31, 2023	34,825,971	3,411	12,226,940	(45,086,320)	(32,855,969)
Vesting of RSUs	276,582	104	(104)	-	-
Share-based compensation	-	-	783,404	-	783,404
Note payable allocated to warrants	-		526,955	-	526,955
Net loss	-	-	-	(4,008,967)	(4,008,967)
Balance at June 30, 2023	35,102,553	$3,515	$13,537,195	$(49,095,287)	$(35,554,577)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash Flows from Operating Activities:
Net loss	$(10,488,750)		$(4,852,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,977,030		4,096,895
Deferred tax benefit	-		(921,711)
Amortization of right-of-use assets	347,923		194,526
Share-based compensation expense	1,114,568		686,841
Change in fair value of warrants	(541,000)		-
Loss on extinguishment of debt	879,045		-
Write-off of debt issuance costs due to extinguishment of debt	230,498		-
Accretion of discount on convertible note	112,963		-
Changes in operating assets and liabilities:
Accounts receivable	384,055		(361,771)
Inventory	1,137,843		370,281
Prepaid expenses and other current assets	(296,009)		(1,220,904)
Accounts payable	1,451,953		(5,132,693)
Customer deposits	(2,222,611)		(4,669,856)
Accrued expenses	141,731		446,498
Operating lease liabilities	(347,819)		(194,526)
Other current liabilities	(929,643)		(703,718)
Net cash used in operating activities	(5,048,223)		(12,263,036)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,893)		(45,360)
Proceeds from sale of intangible asset	250,000		-
Website and software development costs	(1,477,288)		(3,577,764)
Net cash used in investing activities	(1,230,181)		(3,623,124)

Cash Flows from Financing Activities:
Repayment of note payable	(2,000,000)		-
Proceeds from convertible notes payable	4,750,000		-
Net cash provided by financing activities	50,000		-
Net change in cash	(3,528,404)		(15,886,160)
Cash, beginning of period	3,796,267		23,203,230
Cash, end of period	$267,863		$7,317,070

Supplemental non-cash disclosure:
Issuance of convertible warrants related to notes payable	$684,954		$-
Supplemental disclosure of cash flows information:			-
Cash paid for interest	$157,778	$
Cash paid for taxes	$1,000		$2,608

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PARTS iD, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

Description of Business

PARTS iD, Inc., a Delaware corporation (the “Company,” “PARTS iD,” “we,” “our” or “us”), is a technology-driven, digital commerce company focused on creating custom infrastructure and unique user experience within niche markets. PARTS iD has a product portfolio comprised of approximately 18 million SKUs, when fully available, an end-to-end digital commerce platform for both digital commerce and fulfillment, and a virtual shipping network comprising over 2,500 locations, approximately 4,500 active brands, and machine learning algorithms for complex fitment industries such as vehicle parts and accessories. Management believes that the Company is a market leader and proven brand-builder, fueled by its commitment to delivering an engaging shopping experience; comprehensive, accurate and varied product offerings; and continued digital commerce innovation.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assts and satisfaction of liabilities in the normal course of business. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $47.4 million. We continue to face macro-economic headwinds and the resulting declining revenue and profitability, which increased the working capital deficit, and resulted in the use of approximately $5.0 million in cash from operating activities, of which $1.0 million was attributable to changes in working capital during the six months ended June 30, 2023. With this, substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements.

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

To address liquidity concerns, the Company is pursuing additional financing and continues to restructure and optimize its operations including moderating capital investments, improving gross margin, reducing expenses, and renegotiating vendor payment terms. In addition, to address its liquidity needs, the Company recently obtained an aggregate of $1.25 million from the sale and issuance of convertible notes and warrants (as discussed below) and a $0.7 million loan from JGB Collateral, LLC. In addition, the Company obtained additional financing in July 2023. See Note 10 – Subsequent Events for more information.

PARTS iD has also retained Canaccord Genuity Group, Inc. (“Canaccord”) as its financial advisor and DLA Piper LLP (US) as its legal counsel to assist in evaluating potential strategic alternatives.

There can be no assurance that the evaluation of strategic alternatives will result in any potential transaction, or any assurance as to its outcome or timing. PARTS iD has not set a timetable for completion of the process and does not intend to disclose developments related to the process unless and until PARTS iD executes a definitive agreement with respect thereto, or the Board of Directors otherwise determines that further disclosure is appropriate or required.

Accounts Receivable

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for credit losses is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of June 30, 2023 and December 31, 2022, the Company determined that an allowance for credit losses was not necessary.

Inventory

Inventory consists of purchased goods that are immediately available-for-sale and are stated at the lower cost or net realizable value, determined using the first-in, first-out method. Merchandise-in-transit directly from suppliers to customers is recorded in inventory until the product is delivered to the customer. As of June 30, 2023, and December 31, 2022, merchandise-in-transit amounted to $341,690 and $957,735, respectively. The risk of loss is transferred from the supplier to the Company at the shipping point. Since the purchased goods are immediately shipped directly from suppliers to customers the Company deemed that an inventory reserve for obsolete or slow-moving goods was unnecessary.

Other Current Assets

Other current assets include advances to vendors amounting to $2,171,240 and $1,796,680 as of June 30, 2023, and December 31, 2022, respectively, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Intangible Assets

Intangible assets consist of indefinite-lived domain names and are stated at cost less impairment losses, if any. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. The Company has determined that there were no triggering events in the six months ended June 30, 2023 and 2022, and no impairment charges were necessary.

During the first quarter of 2023, the Company sold its Onyx.com domain name for $250,000.

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

Accounts Payable

Accounts payable as of June 30, 2023, consisted of amounts payable to vendors of $35.1 million and credit card payable of $2.8 million payable to a credit card company. As of December 31, 2022, accounts payable consisted of amounts payable to vendors of $33.1 million and $3.3 million credit card payable to the same credit card company mentioned above.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard replaced all previous accounting guidance on this topic, eliminated all industry-specific guidance and provided a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires companies to use more judgment and make more estimates than under prior guidance. Judgments include identifying performance obligations in the contract, estimating the amount of consideration to include in the transaction price, and allocating the transaction price to each performance obligation.

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

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Allowances for sales returns at June 30, 2023 and December 31, 2022, were $213,534 and $549,250, respectively.

The Company has two types of contractual liabilities: (a) amounts received from customers prior to the delivery of products are recorded as customer deposits in the accompanying condensed consolidated balance sheets and are recognized as revenue when the products are delivered, which amounted to $875,508 and $3,098,119 at June 30, 2023 and December 31, 2022, respectively, and (ii) site credits (which are initially recorded in accrued expenses and are recognized as revenue in the period they are redeemed), amounting to $158,306 and $3,414,019 at June 30, 2023 and December 31, 2022, respectively.

Cost of Goods Sold

Cost of goods sold consists of the cost of product sold to customers, plus shipping and handling costs and shipping supplies, net of vendor rebates.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $0.4 million in advertising costs during the three months ended June 30, 2023, and $9.4 million during the months ended June 30, 2022. For the six months ended June 30, 2023, advertising costs were $1.6 million and $19.1 for the six months ended June 30, 2022.

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

ASC 740 also provides guidance on the accounting for uncertain tax positions recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on the Company’s evaluation, management concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements. The Company files U.S. federal and State of New Jersey state tax returns and had no unrecognized tax benefits at June 30, 2023 and December 31, 2022.

The Company’s policy for recording interest and penalties associated with audits is to record such expenses as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the six months ended June 30, 2023 and 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its filing positions.

Loss Per Share

For the three and six months ended June 30, 2023 and 2022, basic net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include performance-based stock units and unvested restricted stock units using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted net loss per common share due to the Company’s net loss.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred. This ASU is effective for smaller reporting companies for years beginning January 1, 2023. The Company adopted Topic 326 on January 1, 2023, and the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

Note 3 – Property and Equipment

Property and equipment consists of the following as of:

	June 30, 2023	December 31, 2022
Website and software development	$52,962,606	$50,697,486
Furniture and fixtures	854,818	851,926
Computers and electronics	1,015,853	1,015,853
Vehicles	325,504	325,504
Leasehold improvements	300,673	300,673
Video and equipment	176,903	176,903
Total - Gross	55,636,357	53,368,345
Less: Accumulated depreciation	(44,429,602)	(40,452,572)
Total - Net	$11,206,755	$12,915,773

Depreciation of property and equipment for three months ended June 30, 2023 and 2022 was $1,978,114 and $2,142,433, respectively. Depreciation of property and equipment for the six months ended June 30, 2023 and 2022 was $3,977,030 and $4,096,895, respectively.

Note 4 – Leases

Operating Leases

The Company has lease arrangements for office spaces and an equipment lease. These leases expire at various dates through 2025.

As of and for the Three and Six Months Ended June 30, 2023

Operating Lease Expense – 3 months ended June 30, 2023	$98,426
Operating Lease Expense – 6 months ended June 30, 2023	$196,852
Additional Lease Information:
Weighted average remaining lease term-operating leases (in years)	1.75
Weighted average discount rate-operating leases	7%

Future minimum lease payments under non-cancellable leases as of June 30, 2023, were as follows:
July 1, 2023 to December 31, 2023	$359,322
January 1, 2024 to December 31, 2024	276,358
January 1, 2025 to September 30, 2025	197,940
Sub-total	833,620
Less: Portion representing interest	106,385
Total future minimum lease payments	727,235
Less: Current portion of lease obligations	430,356
Long-term portion of lease obligations	$296,879

Note 5 – Debt

On October 21, 2022, the Company entered into a Loan and Security Agreement with JGB Collateral, LLC (as amended, the “JGB Loan Agreement”), a Delaware limited liability company (“JGB”), in its capacity as collateral agent (the “Agent”) and the several financial institutions or entities that from time to time become parties to the JGB Loan Agreement as lenders (collectively, the “Lender”).

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

The effective interest rate on the Initial Term Loan Advance of $5.5 million was 17.9%. The Company incurred debt issue issuance costs of approximately $165,000 in connection with this loan and recorded a discount of $500,000. As of December 31, 2022 and June 30, 2023, the Company had $4.2 million and $3.4 million outstanding on the note, respectively, net of debt discounts and debt issuance costs. The Company incurred $249,721 and $436,121 of interest expense on the note during the three and six months ended June 30, 2023, respectively. A portion of the note was attributed to the warrants for 1,000,000 shares of the Company’s stock which at the time of issuance had been valued at $799,000 using the Black-Scholes model. As of December 31, 2022, the fair value of the warrant was determined to be approximately $551,000 and at June 30, 2023 the fair value of the warrant was determined to be $168,000, and accordingly, the decrease in its value was recorded as a change in fair value of warrants on the condensed consolidated statement of operations. The loan requires the Company to make 30 monthly payments of $183,333 beginning on April 30, 2023, with the last payment due September 30, 2025. On January 6, 2023, the Company notified its Agent and Lender that it was not in compliance with the Consolidated Quarterly Net Revenue Covenant (as defined in the Loan Agreement) for the calendar quarter ended December 31, 2022. On February 22, 2023, the Company and JGB executed an amendment to the Loan Agreement (the “Amendment”) and on February 27, 2023, the Company repaid $2.0 million of the loan to JGB.

On February 22, 2023 the Company and the Agent executed an amendment to the Loan Agreement (the “First Amendment”), which, among other things, (i) the Company agreed to repay the principal amount of the term loan to the Agent in the following installments: (A) $2 million on February 23, 2023, (B) $1 million on August 22, 2023 and (C) the entire remaining principal balance and all accrued but unpaid interest which remained at the original loan rate of 8.0% (including the Original Issue Discount, as defined in the Amendment) on August 22, 2024; (ii) the Agent agreed to withdraw the Notice of Default and not exercise its purported rights and remedies thereunder; (iii) the Lender may elect, at any time and from time to time, to convert any outstanding portion of the outstanding term loan into shares of the Company’s common stock at a conversion price of $0.50 per share; (iv) removed the “Cash Minimum” covenant of which the Company had to maintain unrestricted, unencumbered Cash (as defined in the Loan Agreement) of at least $2,000,000; (v) removed the EBITDA (as defined in the JGB Loan Agreement) covenant of which the Company had to maintain at least the applicable EBITDA Target (as defined in the JGB Loan Agreement) for each calendar quarter; (vi) removed the revenue covenant in which the Company had to maintain consolidated quarterly net revenue of at least $75 million each calendar quarter and (vii) provided a lien to JGB in the Company’s claims for trademark infringement against Volkswagen Group of America, Inc. pursuant to the lawsuit currently pending in the United States District Court for the District of New Jersey and captioned as Onyx Enterprises Int’l, Corp v. Volkswagen Group of America, Inc., and all proceeds and products thereof and United States District Court for the District of Massachusetts and captioned as Onyx Enterprises International Corp. v. ID Parts LLC, and all proceeds and products thereof (collectively, the “Volkswagen Trademark Claims”), provided that the Company can secure the Permitted Litigation Indebtedness (as defined in the Amendment) on the terms described in the Amendment.

In connection with the First Amendment, the Company and the Agent entered into an Amended and Restated Intellectual Property and Security Agreement (the “A&R Security Agreement”) which amended and restated that certain Intellectual Property and Security Agreement, dated as of October 21, 2022. The A&R Security Agreement removed the exclusion of the Volkswagen Trademark Claims from the Agent’s security interest in the Company’s intellectual property.

The First Amendment was accounted for as a debt extinguishment in accordance with ASC 470, which resulted in the Initial Term Loan Advance being derecognized and the convertible notes that were issued as a result of the First Amendment being recorded at fair value with the difference resulting in a $879,045 loss on debt extinguishment for the three months ended March 31, 2023 and six months ended June 30, 2023.

On March 6, 2023 (the “Initial Closing Date”), PARTS iD, Inc., a Delaware corporation (the “Company”), entered into a Note and Warrant Purchase Agreement (the “March Purchase Agreement”) whereby the Company agreed to issue and sell to certain investors (collectively, the “Investors”), in a private placement, (a) an aggregate principal amount of up to $10 million in junior secured convertible promissory notes (the “March Convertible Notes”) and (i) an aggregate of up to two million warrants to purchase the Company’s common stock at an exercise price of $0.50 per share (the “March Warrants”), in one or more closings pursuant to the terms of the March Purchase Agreement. All the disinterested directors of the Company’s Board of Directors, as well as the disinterested directors of the Audit Committee, reviewed and approved the terms of the March Purchase Agreement, March Convertible Notes and March Warrants. As of the Initial Closing Date, the Company issued and sold (a) an aggregate principal amount of $2,900,000 of March Convertible Notes and (ii) an aggregate of 580,000 March Warrants, of which $2,650,000 of March Convertible Notes and 530,000 March Warrants were purchased by entities affiliated with certain directors, officers, and beneficial owners of the Company. At the time of issuance the fair value of the March Warrants was determined to be $158,000 using the Black-Scholes model. As of June 30, 2023, the fair value of the March Warrants was determined to be de minimus, and accordingly, the decrease in their value was recorded as a change in fair value of warrants on the condensed consolidated statement of operations.

The March Convertible Notes accrue interest at 7.75% per annum, compounded semi-annually and such interest may be paid at the option of the Company either in cash or common stock. Upon the Company’s sale and issuance of equity or equity-linked securities pursuant to which the Company receives aggregate gross proceeds of at least $3 million (a “Qualified Equity Financing”), the March Convertible Notes are mandatorily convertible into shares of such equity securities sold in the Qualified Equity Financing. The Company may, at its option, redeem the March Convertible Notes (including the outstanding principal and any accrued but unpaid interest thereon) for cash, in full or in part, if the March Convertible Notes have otherwise not been converted within 180 days of the date of issuance. In addition, upon a Change of Control (as defined in the March Convertible Notes) of the Company, the March Convertible Notes shall be repaid in full at or before the closing of such transaction in cash.

The March Convertible Notes are strictly subordinated to the (i) senior secured indebtedness incurred or owed by the Company pursuant to the JGB Loan Agreement; and (ii) the Permitted Litigation Indebtedness (as defined in the JGB Loan Agreement).

Subject to the subordination provisions described above and more fully described in the March Convertible Notes, the March Convertible Notes are secured by a junior security interest in all the Company’s rights, title, and interest in and to all the Company’s assets. The March Convertible Notes mature on March 6, 2025.

The March Warrants will expire after 5 years from the date of issuance and may not be exercised on a cashless basis. The March Warrants provide that a holder of March Warrants will not have the right to exercise any portion of its March Warrants, if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 4.99%, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%; provided that any holder of the Warrants that beneficially owns in excess of 19.99% of the number of shares of the Common Stock outstanding on the issuance date of the Warrants shall not be subject to the Beneficial Ownership Limitation.

The Company intends to use the proceeds from the issuance of the March Convertible Notes and the March Warrants for working capital purposes and the repayment of current indebtedness.

The March Convertible Notes and the March Warrants were issued by the Company in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and have not been registered under the Securities Act.

As of June 30, 2023, the Company had $2.8 million outstanding on the March Convertible Notes, net of debt discounts.

On May 19, 2023, the Company issued to certain investors, in a private placement (i) unsecured convertible promissory notes in the aggregate principal amount of $1,000,000 (the “May Convertible Notes”) and (ii) an aggregate of 2,083,333 warrants (the “May Warrants”) to purchase shares of the Company’s Class A common stock at an exercise price of $0.48 per share. Lev Peker, the Chief Executive Officer and a director of the Company purchased an aggregate principal amount of $750,000 May Convertible Notes and received an aggregate of 1,562,500 May Warrants in this offering. All the disinterested directors of the Company’s Board of Directors, as well as the disinterested directors of the Audit Committee, reviewed and approved the terms of the May Convertible Notes and May Warrants.

The Company allocated the proceeds from the private placement between the May Convertible Notes and the May Warrants by applying the relative fair value methodology. The Company allocated $578,704 to the May Convertible Notes and $421,296 to the May Warrants. As of June 30, 2023, the Company had approximately $601,000 outstanding on the May Convertible Notes, net of discounts.

The May Convertible Notes accrue interest at 7.75% per annum compounded semi-annually. The May Convertible Notes mature on May 19, 2025 (the “Maturity Date”). Effective on the Maturity Date, if the convertible notes have not otherwise been repaid by the Company in accordance with the terms and conditions set forth therein, then at the option of the purchasers, the outstanding balance of the convertible notes (including any accrued but unpaid interest thereon) (the “May Note Amounts”) shall convert into that number of fully paid and nonassessable shares of the Company’s common stock at a conversion price equal to the respective May Note Amounts (as defined in the May Convertible Notes) divided by the conversion price (as defined in the May Convertible Notes). The Company may prepay the May Note Amounts at any time prior to the Maturity Date.

The May Convertible Notes are strictly subordinated to the (i) senior secured indebtedness incurred or owed by the Company pursuant to the JGB Loan Agreement and (ii) Permitted Litigation Indebtedness (as defined in the JGB Loan Agreement).

The May Warrants will expire after 5 years from the date of issuance and may not be exercised on a cashless basis. The warrants provide that a holder of May Warrants will not have the right to exercise any portion of its warrants, if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 4.99%, of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%; provided that any holder of the May Warrants that beneficially owns in excess of 19.99% of the number of shares of the Common Stock outstanding on the issuance date of the May Warrants shall not be subject to the Beneficial Ownership Limitation.

On June 14, 2023, the Company entered into a Note and Warrant Purchase Agreement whereby the Company agreed to issue and sell to an investor in a private placement, (i) an unsecured convertible promissory note in the aggregate principal amount of $250,000 (the “June Convertible Note”) and (ii) a warrant (the “June Warrant”) to purchase an aggregate of 694,444 shares of the Company’s Class A common stock (the “Common Stock”), at an exercise price of $0.36 per share. The June Convertible Note accrues interest at 7.75% per annum, compounded semi-annually. The June Convertible Note matures on June 14, 2025. At maturity, if the June Convertible Note has not otherwise been repaid by the Company, then at the option of the purchaser, the outstanding balance of the June Convertible Note, including any accrued but unpaid interest thereon, shall convert into that number of fully paid and nonassessable shares of the Company’s Common Stock at a Conversion Price (as defined in the June Convertible Note). The Company may prepay the June Note Amount at any time prior to the Maturity Date.

The Company allocated the proceeds from the private placement between the June Convertible Note and the June Warrants by applying the relative fair value methodology. The Company allocated $144,342 to the June Convertible Note and $105,658 to the June Warrants. As of June 30, 2023, the Company had approximately $147,000 outstanding on the June Convertible Note, net of discounts.

The June Convertible Note is strictly subordinated to the (i) senior secured indebtedness incurred or owed by the Company pursuant to the JGB Loan Agreement and (ii) Permitted Litigation Indebtedness (as defined in the Loan Agreement).

The June Warrant will expire after 5 years from the date of issuance and may not be exercised on a cashless basis. The June Warrant provides that the holder will not have the right to exercise any portion of the June Warrant, if the holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 4.99%, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%; provided that the holder of the June Warrant that beneficially owns in excess of 19.99% of the number of shares of the Common Stock outstanding on the issuance date of the June Warrant shall not be subject to the Beneficial Ownership Limitation.

On June 16, 2023, the Company entered into a Second Amendment to the JGB Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed an additional $700,000 with an original discount on such additional loan of $100,000. In accordance with the terms of the Second Amendment, the Company shall repay the loan in equal weekly installments of $50,000 commencing on July 7, 2023; provided, however, that in the event the Company receives gross proceeds of at least $2,000,000 from any debt or equity financing following the effective date of the Second Amendment, then the Company shall repay an amount equal to $950,000 on the outstanding balances under the JGB Loan Agreement.

As of June 30, 2023, the Company had approximately $615,000 outstanding on the loan, net of discounts.

On July 13, 2023, the Company repaid in full the indebtedness owed under the JGB Loan Agreement and the JGB loan Agreement was terminated in accordance with its terms. See “Subsequent Events” below for more information.

Note 6 – Shareholders’ Deficit

Preferred Stock

As of June 30, 2023, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of June 30, 2023 and December 31, 2022, no shares of Preferred Stock were issued or were outstanding. The Certificate of Incorporation of the Company authorizes the Board of Directors to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issue of any Preferred Stock.

Common Stock

As of June 30, 2023, and December 31, 2022, the Company had 35,102,553 and 34,825,971, respectively, shares of Class A common stock outstanding. As of June 30, 2023 and December 31, 2022, the Company had reserved 5,729,078 and 6,005,660, respectively, shares of Class A common stock for issuance as follows:

	Nature of Reserve	As of June 30, 2023	As of December 31, 2022
a.	Indemnification reserve: Upon the expiration of the indemnification period of two years as described in the Business Combination agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 shares to former Onyx shareholders	750,000	750,000
b.	EIP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Equity Incentive Plan	2,935,496	3,212,078
c.	ESPP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Employee Stock Purchase Plan	2,043,582	2,043,582
	Total shares reserved for future issuance	5,729,078	6,005,660

Note 7 – Commitments and Contingencies

As of June 30, 2023, there were no material changes to the Company’s legal matters and other contingencies disclosed in Note 7 of the “Notes to Consolidated Financial Statements” included in our Annual Report on 2022 Form 10-K for the year ended December 31, 2022.

Note 8 – Share-Based Compensation

During the three months ended June 30, 2023 and 2022, selling, general and administrative expenses included $458,981 and $(180,529) of share-based compensation expense, respectively. For the three months ended June 30, 2022, share-based compensation was negative $(180,529) due to nil accrual for performance-based restricted stock units (“PSUs”) as well as the reversal of previous PSUs accrual of $973,659 as the Company no longer believed the performance criteria included in the PSUs plan was likely to be achieved. During the six months ended June 30, 2023 and 2022, selling general and administrative expenses included $1,114,568 and $686,841 of share-based compensation expense, respectively.

During the three months ended June 30, 2023 and 2022, the Company capitalized $324,423 and $432,224, respectively, of share-based compensation expense associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software. During the six months ended June 30, 2023 and 2022, the Company capitalized $787,813 and $856,334, respectively, of share based compensation expense associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP became effective immediately upon the closing of the Business Combination. As of June 30, 2023, of the 4,904,596 shares of Class A common stock reserved for issuance under the 2020 EIP in the aggregate, 2,935,496 shares remained available for issuance.

The 2020 EIP provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), PSUs, stock appreciation rights, other stock-based awards, and cash awards (collectively, “awards”). The awards may be granted to employees, directors, and consultants of the Company.

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance on January 1, 2023	1,053,445	$4.67
Granted	-	$-
Vested	(276,582)	$1.02
Forfeited	(173,364)	$5.81
Unvested balance on June 30, 2023	603,499	$5.98

As of June 30, 2023, approximately $1.7 million of unamortized share-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 0.42 years.

Performance-Based Restricted Stock Units

The following table summarizes the activity related to PSUs during the six months ended June 30, 2023:

PSU Type	Balance at January 1, 2023	Granted	Forfeited	Balance at June 30, 2023
Net revenue based	495,200	-	230,000	265,200
Weighted average grant date fair value	$8.00	$-	$6.71	$9.12
Cash flow based	123,800	-	57,500	66,300
Weighted average grant date fair value	$2.44	$-	$2.35	$2.52
Total	619,000	-	287,500	331,500

As of June 30, 2023, the performance criteria included in the PSUs plan are unlikely to be achieved, and accordingly, the Company has no accrual of share-based compensation expenses associated with the outstanding PSUs. The weighted average period of 0.58 years was remaining before the expiration of outstanding PSUs.

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination, but it has not yet been implemented. As of June 30, 2023, no shares had been issued under the 2020 ESPP.

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

The disclosures regarding deferred tax assets included in our 2022 Form 10-K continue to be accurate for the three and six months ended June 30, 2023.

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

Note 10 – Subsequent Events

Convertible Notes and Warrants

On July 13, 2023, the Company entered into a Note and Warrant Purchase Agreement (the “July Purchase Agreement”) whereby the Company agreed to issue and sell to certain investors affiliated with certain directors, officers and beneficial owners of the Company, in a private placement (i) an aggregate principal amount of up to $3.25 million in junior secured convertible promissory notes (the “July Convertible Notes”) and (ii) an aggregate of up to 7,738,094 warrants (the “July Warrants”) to purchase the Company’s Common Stock at an exercise price of $0.42 per share. All the disinterested directors of the Company’s Board of Directors, as well as the disinterested directors of the Audit Committee, reviewed and approved the terms of the July Purchase Agreement, July Convertible Notes and July Warrants.

The July Convertible Notes issued to the non-insider purchaser accrues interest at 7.75% per annum, compounded semi-annually. Effective on the maturity date, if the July Convertible Notes have not otherwise been repaid by the Company, then at the option of the purchasers, the outstanding balance of the July Convertible Notes, including any accrued but unpaid interest thereon (the “July Note Amounts”), shall convert into that number of fully paid and nonassessable shares of the Company’s Common Stock. Upon the Company’s sale and issuance of equity or equity-linked securities pursuant to which the Company receives aggregate gross proceeds of at least $10.0 million (an “Equity Financing”), the Company shall repay the Note Amounts in cash. In addition, upon a Change of Control (as defined in the July Convertible Notes) of the Company, the July Convertible Notes shall be repaid in full at or before the closing of such transaction in cash. The Convertible Notes are strictly subordinated to the Lind Senior Notes (described below) and are secured by a junior security interest in all the Company’s right, title, and interest in and to all the Company’s assets. The July Convertible Notes mature on July 13, 2024.

The July Warrants will expire after 5 years from the date of issuance and the July Warrants issued to the non-insider Purchaser may be exercised on a cashless basis. The July Warrants provide that a holder of July Warrants will not have the right to exercise any portion of its July Warrants, if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 4.99%, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%; provided that any holder of the July Warrants that beneficially owns in excess of 19.99% of the number of shares of the Common Stock outstanding on the issuance date of the July Warrants shall not be subject to the Beneficial Ownership Limitation. The July Convertible Notes and the July Warrants were issued by the Company in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The July Purchase Agreement provides for customary shelf registration rights with respect to the shares of Common Stock underlying the July Convertible Notes and July Warrants.

On July 13, 2023, the Company used proceeds from the July Convertible Notes and the Lind Financing (as described below) to repay the Lenders and the JGB Loan Agreement was thereby terminated upon the receipt by the Lenders of a payoff amount of $4,318,444.46 which included the outstanding principal balance due under the JGB Loan Agreement, accrued but unpaid interest thereon and Lenders’ and Agent’s legal fees and other expenses. The payoff amount paid by the Company in connection with the termination of the JGB Loan Agreement was made pursuant to a payoff letter. As a result, the JGB Loan Agreement, together with all documents and agreements executed in connection therewith, have terminated and all liens associated therewith have been released, subject to the Company continuing to be bound by certain terms under the JGB Loan Agreement that customarily survive the termination of similar agreements, including, without limitation, certain indemnification obligations and the terms of the warrants previously issued to the Lenders.

Lind Financing

On July 14, 2023 (the “Initial Lind Closing Date”), the Company entered into a Securities Purchase Agreement (the “Lind Purchase Agreement”) with Lind Global Partners II, L.P. (“Lind”) and one other external investor. The agreement provides for loans in an aggregate principal amount of up to $10.0 million under various tranches. On the Initial Lind Closing Date, the Company received funding in the amount of $3.75 million and pursuant to the terms of the Lind Purchase Agreement, Lind agreed to fund an additional $1.0 million within 5 business days of the Company (i) having a registration statement (the “Registration Statement”) declared effective by the SEC for the registration of the shares of the Company’s Common Stock issuable upon conversion of the Lind Note (as defined below) and Lind Warrant (as defined below) and (ii) the receipt of Stockholder Approval (as defined in the Lind Purchase Agreement), if necessary. In consideration for the $4.75 million, the Company issued and sold to Lind, in a private placement, (a) a senior secured convertible promissory note in the aggregate principal amount of $5,367,500 (the “Lind Note”) and (b) 12,837,838 warrants (the “Lind Warrant”) to purchase the Company’s Common Stock at an exercise price of $0.50 per share.

At any time while the Lind Note is outstanding, the Company may deliver a written notice requesting an increase in the amount of funding equal to no less than $1.0 million and shall not exceed $5.25 million. Lind shall, within 7 business days of receiving the notice give a written response to the Company stating that Lind has elected (in its sole and absolute discretion) to (i) advance the full requested amount, (ii) advance an amount less than the full requested amount or (iii) not advance any of the requested amount. In addition, Lind may, in its sole discretion and without any action by the Company, deliver written notice to the Company of its election to advance up to an aggregate of $2.0 million of increased funding to the Company.

The Lind Note was issued at a discount and matures on July 14, 2024. Following the date that is sixty (60) days after the earlier to occur of (A) the date the Registration Statement is declared effective by the SEC or (B) the date that any shares issued pursuant to the Lind Note may be immediately resold under Rule 144 of the Securities Act, the Company may repay all, but not less than all, of the then outstanding principal amount of the Lind Note, subject to a 5% premium. If the Company elects to prepay the Lind Note, Lind has the right to convert up to 33 1/3% of the principal amount of the Lind Note at the Conversion Price (as defined in the Lind Note) into shares of the Company’s Common Stock. The Lind Note is convertible, at the option of Lind, into shares of the Company’s common stock at price per share equal to the lower of $0.50 or 90% of the average of the 3 lowest daily VWAPs during the 20 Trading Days (as defined in the Lind Note) prior to conversion.

As collateral for the obligations under the Lind Purchase Agreement, the Company has granted to Lind a senior security interest in all of Company’s right, title, and interest in, to and under all of Company’s property (inclusive of intellectual property), subject to certain exceptions.

The Lind Warrant expires 5 years from the date of issuance and may be exercised on a cashless basis. The Lind Warrant provides that Lind will not have the right to exercise any portion of the warrant, if, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 4.99%, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation shall automatically increase to 9.99% if Lind, together with its affiliates, owns in excess of 4.99% of the Company’s outstanding Common Stock. The note and the warrant were issued by the Company in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and have not been registered under the Securities Act.

The Lind Warrant provides for customary shelf and piggyback registration rights with respect to the shares of Common Stock underlying the Lind Note and the Lind Warrant.

Placement Agent Warrant

On July 14, 2023, in consideration for its services in respect of the Lind Financing described above, the Company also issued to Titan Partners Group LLC, a division of American Partners, LLC (the “Placement Agent”) warrants to purchase 536,570 shares of the Company’s Common Stock at an exercise price per share of $0.625 (the “Placement Agent Warrant”). The Placement Agent Warrant has a 5-year term. In addition, the Company paid the Placement Agent a commission of $285,000. The Placement Agent Warrant also provides for customary demand and piggyback registration rights with respect to the shares of Common Stock underlying the Placement Agent Warrant.

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

In the second quarter of 2023, the Company further reduced SG&A to $5.1 million from $9.9 million compared to the same quarter in 2022. Discretionary spending such as salaries and support costs were reduced significantly. Net loss decreased from $6.5 million in the first quarter of 2023 to $3.8 million in the second quarter of 2023. Gross margin for the three months ended June 30, 2023 increased to 25.2% from 19.7% in the same quarter last year as the Company is focused on increasing gross margins. Gross margin for the six months ended June 30, 2023 increased to 23.2% from 19.6% for the same period last year.

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

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions, including the following:

Traffic and Engagement Metrics

For the Three Months Ended June 30,

	2023	2022	Change	% Change
Number of Users	12,562,591	30,162,993	(17,600,402)	(58.4)%
Number of Sessions	16,252,141	50,312,238	(34,060,097)	(67.7)%
%Number of Pageviews	69,376,287	189,340,557	(119,964,270)	(63.4)%
Pages/Session	4.27	3.76	0.51	13.6%
Average Session Duration	0:02:29	0:02:59	(0:00:30)	(16.8)%

For the Six Months Ended June 30,

	2023	2022	Change	% Change
Number of Users	28,200,684	61,312,113	(33,111,429)	(54.0)%
Number of Sessions	37,536,743	105,417,225	(67,880,482)	(64.4)%
%Number of Pageviews	169,897,676	399,344,224	(229,446,548)	(57.5.4)%
Pages/Session	4.50	3.79	0.71	18.7%
Average Session Duration	0:02:35	0:02:59	(0:00:24)	(7.8)%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

For the Three Months Ended June 30,

	Three months ended June 30,				Change
	2023	% of Rev.	2022	% of Rev.	Amount	%
Net revenue	$16,119,809		$104,257,478		$(88,137,669)	(84.5)%
Cost of goods sold	12,059,825	74.8%	83,674,247	80.3%	(71,614,422)	(85.6)%
Gross profit	4,059,984	25.2%	20,583,231	19.7%	(16,523,247)	(80.3)%
Gross margin	25.2%		19.7%
Operating expenses
Advertising	423,153	2.6%	9,437,657	9.1%	(9,014,504)	(95.5)%
Selling, general & administrative	5,128,823	32.0%	9,940,889	9.5%	(4,812,066)	(48.4)%
Depreciation	1,978,114	12.3%	2,142,433	2.1%	(164,318)	(7.7)%
Total operating expenses	7,530,090	46.9%	21,520,979	20.6%	(13,990,889)	(65.0)%
Loss from operations	(3,470,106)	(21.5)%	(937,748)	(0.9)%	(2,532,358)	270.0%
Loss on extinguishment of debt	-	-	-	-	-	-
Change in fair value of warrants	15,000	0.1%	-	-	15,000	-
Interest expense	522,861	3.2%	-	-	522,861	-
(Loss) before income tax	(4,007,967)	(24.9)%	(937,748)	(0.9)%	(3,070,219)	327.4%
Income tax benefit (expense)	(1,000)	0.0%	38,037	(0.0)%	(39,037)	( )%
Net loss	$(4,008,967)	(24.9)%	$(899,711)	(0.9)%	$(3,109,256)	345.6%

For the Six Months Ended June 30,

	Six months ended June 30,				Change
	2023	% of Rev.	2022	% of Rev.	Amount	%
Net revenue	$32,320,813		$199,149,626		$(166,828,813)	(83.8)%
Cost of goods sold	24,829,288	76.8%	160,072,167	80.4%	(135,242,879)	(84.5)%
Gross profit	7,491,525	23.2%	39,077,459	19.6%	(31,585,934)	(80.8)%
Gross margin	23.2%		19.6%
Operating expenses
Advertising	1,567,293	4.8%	19,138,949	9.6%	(17,571,656)	(91.8)%
Selling, general & administrative	11,157,741	34.6%	21,613,616	10.9%	(10,455,875)	(48.4)%
Depreciation	3,977,030	12.3%	4,096,895	2.1%	(119,865)	(2.9)%
Total operating expenses	16,702,064	51.7%	44,849,460	22.5%	(28,147,396)	(62.8)%
Loss from operations	(9,210,539)	(28.5)%	(5,772,001)	(2.9)%	(3,438,538)	59.6%
Loss on extinguishment of debt	879,045	2.7%	-	-	-	-
Change in fair value of warrants	(541,000)	(1.7)%	-	-	(541,000)	-
Interest expense	939,166	2.9%	-	-	939,166	-
Loss before income tax	(10,487,750	(32.4)%	(5,772,001)	(2.9)%	(4,715,749)	81.7%
Income tax expense (benefit)	1,000	0.0%	(919,013)	(0.5)%	920,103	(99.9)%
Net loss	$(10,488,750)	(32.5)%	$(4,852,898)	(2.4)%	$(5,635,852)	116.1%

Revenue

Revenue for the three months ended June 30, 2023, decreased by $88.1 million, or 84.5%, compared to the same prior year period, primarily attributable to supply chain disruptions and the lack of product availability coupled with a decrease in advertising spend because of our liquidity squeeze which peaked in early February and led to vendors not giving us access to their full product catalog. Compared to the same prior year period, traffic declined by 58.4% in the three-month period ended June 30, 2023, the site conversion rate decreased by 47.4% and average order value decreased by 9.3%.

For the six months ended June 30, 2023, revenue decreased by $166.8 million, or 83.8%, compared to the same prior year period, also attributable to supply chain disruptions and the lack of product availability coupled with a decrease in advertising spend due to our liquidity squeeze which peaked in early February and led to vendors not giving us access to their full product catalog. Compared to the same prior year period, traffic declined by 54.0% in the six-month period ended June 30, 2023, the site conversion rate decreased by 50.7% and average order value decreased by 9.0%.

We believe that the decrease in traffic and the site conversion rate was primarily attributed to lower orders because of product unavailability, supply chain interruptions, reduction in discretionary spending and a significant reduction in advertising spending by the Company.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three months ended June 30, 2023, cost of goods sold decreased by $71.6 million, or 85.6%, compared to the same prior year period. This decrease in the cost of goods sold was primarily driven by decreases in the number of orders or products sold and related shipping costs.

For the three months ended June 30, 2023, cost of goods sold was 74.8% compared to 80.3% of revenue in the respective prior year period. The 5.5% decrease in cost of goods sold as a percentage of revenue was primarily attributable to changes in product mix, as well as ongoing supply chain disruptions and the lack of product availability as a result of our liquidity squeeze which peaked in early February.

For the six months ended June 30, 2023, cost of goods sold was 76.8% compared to 80.4% of revenue in the respective prior year period. The 3.6% decrease in cost of goods sold as a percentage of revenue was primarily attributable to changes in product mix, as well as ongoing supply chain disruptions and the lack of product availability as a result of our liquidity squeeze which peaked in early February.

Gross Profit and Gross Margin

Gross profit decreased by $16.5 million, or 80.3%, for the three months ended June 30, 2023, compared to the same prior year period, primarily due to an 84.5% decrease in revenue.

Gross profit decreased by $31.6 million, or 80.8%, for the six months ended June 30, 2023, compared to the same prior year period, primarily due to an 83.8% decrease in revenue.

Gross margin of 23.2% for the six months ended June 30, 2023, was higher than the gross margin of 19.6% for the six months ended June 30, 2022, primarily attributable to a change in the product category revenue mix as discussed above and shipping cost savings which was partially offset by increases in product costs.

Operating Expenses

Advertising expense decreased $9.0 million, or 95.5%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to reduction in discretionary spending which led to lower traffic and number of clicks. As a percentage of revenue, advertising expenses were 2.6% and 9.1% for the three months ended June 30, 2023 and 2022, respectively. The decrease in percentage was primarily attributable to a significant reduction in advertising expenditures.

Advertising expense decreased $17.6 million, or 91.8%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, also due to reduction in discretionary spending which led to lower traffic and number of clicks. As a percentage of revenue, advertising expenses were 4.8% and 9.6% for the six months ended June 30, 2023, and 2022, respectively. The decrease in percentage was also attributable to a significant reduction in advertising expenditures.

Selling, general and administrative (“SG&A”) expenses decreased $4.8 million, or 48.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This decrease was primarily attributable to a decrease in outsourced sales and customer service expenses of $1.1 million, inhouse direct sales expenses of $0.4 million, research development expenses of $0.6 million, professional fees of $0.4 million, insurance costs of $0.3 million and various other immaterial decreases. Selling, general and administrative (“SG&A”) expenses decreased $10.5 million, or 48.4%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This decrease was primarily attributable to a decrease in payroll costs of $1.5 million, outsourced costs of $1.2 million, research and development costs of $0.9 million, office costs of $0.4 million, professional fees of $0.4 million public company costs of $0.3 million and various other immaterial decreases.

Depreciation expense decreased $0.2 million or 7.7% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Depreciation expense decreased $0.1 million or 2.9% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Interest Expense

Interest expense was $522,861, an increase of $522,861 for the three months ended June 30, 2023, compared to $0 for the three months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 was $9399,166 an increase of $939,166, compared to the $0 for the three months ended June 30, 2022 of which $615,451 was related to JGB debt and $299,478 was related to other loans plus accretion of discount

Income Tax Benefit

Income tax expense was $1,000 for the three and six months ended June 30, 2023, compared to a benefit of $38,037 for the three months ended June 30, 2022 and a benefit of $919,103 for the six months ended June 30, 2023. For the three months ended June 30, 2023, the effective income tax rate was 0.0%, compared to (4.1)% for the three months ended June 30, 2022. For the six months ended June 30, 2022, the effective tax rate was (15.9)%. The Company incurred a loss for the quarter and six months ended June 30, 2023 and elected a full valuation allowance for the deferred tax asset.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(4,008,967)	$(899,711)	$(10,488,750)	$(4,852,898)
Interest expense	522,861	-	939,166	-
Income tax expense (benefit)	1,000	(38,037)	1,000	(919,103)
Depreciation	1,978,114	2,142,433	3,977,030	4,096,895
EBITDA	(1,508,993)	1,204,685	(5,571,554)	(1,675,106)
Share compensation expense included in statement of operations	458,981	(180,529)	1,114,568	686,841
Legal & settlement expenses (1)	102,426	316,743	102,426	596,385
Adjusted EBITDA Total	$(945,585)	$1,340,899	$(4,354,560)	$(391,880)
% of revenue	-5.9%	1.3%	-13.5%	-0.2%

(1)	Represents legal and settlement expenses related to significant matters that do not impact the fundamentals of our operations, pertaining to: (a) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation, and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency, and significance to our operating results.

Net loss increased by $3.1 million for the three months ended June 30, 2023, as compared to the same prior year period, primarily driven by a decrease in gross profit of $16.5 million partially offset by a decrease in operating expenses of $14.0 million, The year-over-year decrease in Adjusted EBITDA for the three months ended June 30, 2023, as compared to the same prior year period, was primarily attributable to an increase in net loss, interest of $0.3 million partially offset by a decrease in non-cash share compensation expense, as noted in the reconciliation table above.

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

The following table presents a reconciliation of net cash used in operating activities to free cash flow for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash used in operating activities	$(1,440,8612)	$(6,741,471)	$(5,148,214)	$(12,263,036)
Purchase of property and equipment	(2,893)	(29,160)	(2,893)	(45,360)
Website and software development costs	(595,654)	(1,739,802)	(1,477,297)	(3,577,764)
Free cash flow	$(2,139,399)	$(8,510,433)	$(6,628,404)	$(15,886,160)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash from profit and loss account	$(1,078,160)	$(967,683)	$(4,158,185)	$(796,347)
Net cash used in working capital changes	(462,692)	(7,709,154)	(990,029)	(11,466,689)
Total net cash used in operating activiteis	$(1,540,852)	$(6,741,471)	$(5,148,214)	$(12,263,036)

Liquidity and Capital Resources

The Company’s cash was $0.3 million as of June 30, 2023. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $47.3 million as of June 30, 2023. We continue to face macro-economic headwinds, liquidity issues and the resulting declining revenue and profitability, which increased the working capital deficit in the current year and resulted in the use of approximately $5.1 million in cash from operating activities, of which $1.0 million was attributable to changes in working capital during the quarter ended June 30, 2023. With this, substantial doubt exists about the Company’s ability to continue as a going concern within one year after filing this Quarterly Report on Form 10-Q.

We obtained additional financing for $1.25 million, from certain investors and our Chief Executive Officer, from the sale and issuance of convertible notes and warrants on May 19, 2023 and June 14, 2023 and additional borrowing of $0.7 million from JGB on June 16, 2023.

Additionally, on July 14, 2023, the Company entered into a Securities Purchase Agreement (the “Lind Purchase Agreement”) with Lind Global Partners II, L.P.(“Lind”). The Lind Purchase Agreement provides for loans in an aggregate principal amount of up to $10.0 million under various tranches. As a result, the Company received funding in the amount of $3.75 million and pursuant to the terms of the Lind Purchase Agreement. Lind agreed to fund an additional $1.0 million upon (i) the effectiveness of a registration statement filed with the SEC for the registration of the shares of Common Stock underlying the notes and warrants issued to Lind and (ii) the receipt of Stockholder Approval (as defined in the Lind Purchase Agreement). In consideration for the $4.75 million, the Company issued and sold to Lind, in a private placement, (a) a senior secured convertible promissory note in the aggregate principal amount of $5,367,500 and (b) 12,837,838 warrants to purchase the Company’s Common Stock at an exercise price of $0.50 per share. This note was issued at a discount and matures on July 14, 2024. The warrants expire 5 years from the date of issuance and may be exercised on a cashless basis.

The Company can borrow additional amounts of no less than $1.0 million and shall not exceed $5.25 million in which the lender has discretion as to whether or not to lend the additional amounts.

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

Cash Flow Summary

The change in cash was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash used in operating activities	$(1,440,861)	$(6,741,471)	$(5,048,214)	$(12,263,036)
Net cash used in investing activities	(598,548)	(1,768,962)	(1,230,190)	(3,623,124)
Net cash provided by financing activities	1,850,000	-	2,750,000	-
Net change in cash	$(189,400)	$(8,510,433)	$(3,528,404)	$(15,886,160)

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

Net cash used in operating activities in the three months ended June 30, 2023, was $1.4 million, and was driven primarily by the impact of a net loss of $4.0 million, and a negative net change in operating assets and liabilities of $0.5 primarily comprising of a decrease in prepaids of $0.5 million decrease in customer deposits $0.4 million, accounts payable of $0.2 million which was partially offset by non-cash depreciation and amortization expense of $2.0 million.

Net cash used in operating activities in the six months ended June 30, 2023, was $5.1 million, and was driven primarily by the impact of a net loss of $10.3 million, and a negative net change in operating assets and liabilities of $1.0 million primarily comprising of an increase in accounts payables and non-cash depreciation and amortization expenses of $4.3 million and other non-cash charges of $1.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended June 30, 2023, compared to $1.8 million for the three months ended June 30, 2022, which primarily consisted of website and software development costs in both periods. The current year amount was partially offset by the proceeds from the sale of the Onyx.com domain name. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash provided from financing activities for the three months ended June 30, 2023, was $2.0 million, compared to $0 in the three months ended June 30, 2022 as the Company issued convertible notes of $1.3 million and a non-convertible note for $0.7 million.

Net cash provided by financing activities for the six months ended June 30, 2023, was $2.9 million compared to $0 in the six months ended June 30, 2022, due to borrowings from the issuance of convertible notes of $4.2 million and $0.7 million of non-convertible note offset by repayment of $2.0 million of the JGB note.

Operating Leases

The Company has several non-cancelable lease arrangements for office spaces and an equipment lease that expire at various dates through 2025. Rental expense for operating leases was $98,426 for the three months ended June 30, 2023.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2023, are as follows:

July 1, 2023, to December 31, 2023	$359,322
January 1, 2024 to December 31, 2024	276,358
January 1, 2024 to September 30, 2025	197,940
Total future minimum lease payments	$833,620

Warrants

In connection with the entry into the JGB Loan Agreement, with respect to the Initial Term Loan Advance, the Company issued JGB a warrant (the “Warrant”) to purchase 1,000,000 shares (the “Warrant Shares”) of the Company’s Class A Common Stock.

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

In addition, the Company issued convertible notes on March 6, 2023 for an aggregate principal amount of $2.9 million and the Company issued the investors warrants to purchase 580,000 shares of common stock. These warrants were valued at approximately $158,000 at issuance using the Black-Sholes model.

During the second quarter 2023 the Company issued convertible notes in the aggregate principal amount of $1.25 million and warrants to purchase 2,777,777 shares of the Common Stock. These warrants were valued at approximately $911,000 at issuance using the Black-Scholes model. The Company accounted for the warrants by allocating approximately $527,000 as a discount on the debt and this discount will be amortized over the life of the loans. In addition, the Company recorded amortization of approximately $24,000 to interest expense.

The warrants liability balance includes the values of warrants issued in connection with issuance of convertible debt issued by the Company. The Company periodically reviews the values of these warrants based on the historical and future values of the Company’s stock, it’s volatility and the risk-free rate using the Black-Scholes model. As of June 30, 2023 and December 31, 2022 the liability was $168,000 and $551,000, respectively. A change in any of the aforementioned factors over time could result in a material adjustment to this liability.

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

Cash Taxes

The Company paid $1,000 in taxes in cash for the six months ended June 30, 2023, and $2,608 for the six months ended June 30, 2022. As of December 31, 2022, the Company had $17,034,462 in federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly may be available to offset future taxable income indefinitely. However, the NOL’s are subject to an 80% taxable income limitation for all periods after January 1, 2021. The Company does not currently anticipate any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

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

Revenue Recognition

Our revenue recognition is impacted by estimates of unshipped and undelivered orders at the end of the applicable reporting period. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. If actual unshipped and undelivered orders are not consistent with our estimates, the impact on our revenue for the applicable reporting period could be material. Unshipped and undelivered orders as of June 30, 2023 and December 31, 2022, were $0.9 million and $3.1 million, respectively, which are reflected as customer deposits on our condensed consolidated balance sheets.

The outstanding days from the order date of our unshipped and undelivered orders were, on average, estimated at 11.1 days as of April 30, 2023.

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns.

If actual sales returns are not consistent with our estimates, or if we must make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,210,692	$883,653	$549,250	$738,465
Adjustment	(997,157)	(127,546)	(335,715)	17,642
Balance at closing of period	$213,535	$756,107	$213,535	$756,107

Website and Software Development

We capitalize certain costs associated with website and software development (technology platform including the product catalog) for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to our internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and make judgments as to ultimate realization. The amount of capitalized software costs for the six months ended June 30, 2023 and 2022 were as follows:

Six months ended June 30,	Capitalized Software
2022	$3,577,764
2023	$1,477,297

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

Allowance for Credit Losses

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for credit losses is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of June 30, 2023 and December 31, 2022, the Company determined that an allowance for credit losses was not necessary. As circumstances change, it could result in material adjustments to the allowance for credit losses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information required by this Item 2 related to the issuance of convertible notes and warrants to purchase shares of the Company’s Common Stock issued to certain investors is contained in the Current Reports on Form 8-K filed with SEC on May 22, 2023, June 20, 2023 and July 17, 2023.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2023, the Company did not repurchase any of its securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

10.1	Note and Warrant Purchase Agreement, dated as of May 19, 2023, by and between the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2023).

10.2	Form of Unsecured Convertible Promissory Note, dated May 19, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2023).

10.3	Form of Common Stock Purchase Warrant, dated May 19, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 22, 2023).

10.4	Note and Warrant Purchase Agreement, dated as of June 14, 2023, by and between PARTS iD, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.5	Unsecured Convertible Promissory Note, dated as of June 14, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.6	Common Stock Purchase Warrant, dated as of June 14, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.7	Second Amendment to Loan and Security Agreement, dated as of June 16, 2023, by and among PARTS iD, Inc., the Lenders party thereto and JGB Collateral, LLC, in its capacity as collateral agent for the Lenders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

August 15, 2023	By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer

August 15, 2023	By:	/s/ James Doss
James Doss
Chief Financial Officer