Form 10-Q/A
period 2023-06-30
PARTS iD, Inc.
filed 2023-08-15
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 Explanatory Note

On August 15, 2023, PARTS iD, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Original Report is being filed solely to correct the number for “Net cash provided by financing activities” in the unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023. This Amendment No. 1 amends and restates the Original Report in its entirety. In addition, as required by SEC rules, we are also filing currently dated certifications pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no changes have been made to the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report.

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

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash Flows from Operating Activities:
Net loss	$(10,488,750)		$(4,852,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,977,030		4,096,895
Deferred tax benefit	-		(921,711)
Amortization of right-of-use assets	347,923		194,526
Share-based compensation expense	1,114,568		686,841
Change in fair value of warrants	(541,000)		-
Loss on extinguishment of debt	879,045		-
Write-off of debt issuance costs due to extinguishment of debt	230,498		-
Accretion of discount on convertible note	112,963		-
Changes in operating assets and liabilities:
Accounts receivable	384,055		(361,771)
Inventory	1,137,843		370,281
Prepaid expenses and other current assets	(296,009)		(1,220,904)
Accounts payable	1,451,953		(5,132,693)
Customer deposits	(2,222,611)		(4,669,856)
Accrued expenses	141,731		446,498
Operating lease liabilities	(347,819)		(194,526)
Other current liabilities	(929,643)		(703,718)
Net cash used in operating activities	(5,048,223)		(12,263,036)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,893)		(45,360)
Proceeds from sale of intangible asset	250,000		-
Website and software development costs	(1,477,288)		(3,577,764)
Net cash used in investing activities	(1,230,181)		(3,623,124)

Cash Flows from Financing Activities:
Repayment of note payable	(2,000,000)		-
Proceeds from convertible notes payable	4,750,000		-
Net cash provided by financing activities	2,750,000		-
Net change in cash	(3,528,404)		(15,886,160)
Cash, beginning of period	3,796,267		23,203,230
Cash, end of period	$267,863		$7,317,070

Supplemental non-cash disclosure:
Issuance of convertible warrants related to notes payable	$684,954		$-
Supplemental disclosure of cash flows information:			-
Cash paid for interest	$157,778	$
Cash paid for taxes	$1,000		$2,608

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