Form 10-Q
period 2023-09-30
PARTS iD, Inc.
filed 2023-12-08
CIK 1698113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,932,553 shares of Class A common stock, $0.0001 par value per share, outstanding on November 27, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Quarterly Report on Form 10-Q that address events, developments, or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods, future events or our future operating or financial plans or performance, are made on the basis of management’s current views and assumptions with respect to future events, including management’s current views regarding the impacts of the COVID-19 pandemic, supply chain constraints from current economic conditions, high inflation and the conflict in Ukraine. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us, particularly those associated with the COVID-19 pandemic and the conflict in Ukraine, which have had wide-ranging and continually evolving effects. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

●	our future capital requirements;

●	our ability to raise capital and utilize sources of cash;

●	our ability to generate sufficient revenue to cover our operating expenses and to continue to operate with a working capital deficiency;

●	our ability to service our obligations (whether indebtedness or otherwise) and to obtain additional funding for our operations, including payments to our key vendors and credit card providers;

●	the ongoing conflicts between Ukraine and Russia and Israel and Hamas which may affect or continue to affect our business;

●	competition and our ability to counter competition, including changes to the algorithms of Google and other search engines and related impacts on our revenue and advertisement expenses;

●	the impact on our business of macro-economic factors including discretionary spending pressure due to inflation and low savings rates that impact consumer sentiment;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

●	disruptions in the supply chain and associated impacts on demand, product availability, order cancellations and cost of goods sold including the economic impacts of inflation;

●	difficulties in managing our international business operations, particularly in Ukraine, including with respect to enforcing the terms of our agreements with our contractors and managing increasing costs of operations;

●	changes in our strategy, future operations, financial position, estimated revenue and losses, product pricing, projected costs, prospects and plans;

●	the outcome of actual or potential litigation, complaints, product liability claims, or regulatory proceedings, and the potential adverse publicity related thereto;

ii

●	the implementation, market acceptance and success of our business model, expansion plans, opportunities, and initiatives, including the market acceptance of our planned products and services;

●	developments and projections relating to our competitors and industry;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to maintain and enforce intellectual property rights and our ability to maintain our technology position;

●	changes in applicable laws or regulations;

●	the effects of current and future U.S. and foreign trade policy and tariff actions;

●	disruptions in the marketplace for online purchases of aftermarket auto parts;

●	costs related to operating as a public company;

●	our ability to comply with the continued listing standards of the NYSE American;

●	fluctuations in the trading price of our Common Stock (as defined below), and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

See also the section titled “Risk Factors” (refer to Part II, Item 1A of this report), and subsequent reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements. Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This cautionary note is applicable to all forward-looking statements contained in this report.

iii

PART I

Item 1. Financial Statements

PARTS iD, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$1,491,856	$3,796,267
Accounts receivable	736,843	1,330,521
Inventory	1,229,548	2,505,259
Prepaid expenses and other current assets	4,134,425	3,775,055
Total current assets	7,592,672	11,407,102

Property and equipment, net	10,287,508	12,915,773
Intangible assets	12,966	262,966
Right-of-use assets	556,390	1,075,157
Security deposits	247,708	247,708
Total assets	$18,697,244	$25,908,706
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35,359,411	$36,404,249
Customer deposits	815,527	3,098,119
Accrued expenses	6,952,521	5,793,044
Other current liabilities	1,414,764	2,279,138
Operating lease liabilities	310,177	688,188
Convertible notes payable, net	8,777,632	4,203,282
Derivative liabilities	1,150,000	551,000
Total current liabilities	54,780,032	53,017,020
Other non-current liabilities
Operating lease, net of current portion	246,214	386,866
Total liabilities	55,026,246	53,403,886

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share;
1,000,000 shares authorized and 0 issued and outstanding	-	-
Common stock, $0.0001 par value per share;
10,000,000 Class F shares authorized and 0 issued and outstanding	-	-
100,000,000 Class A shares authorized and 37,838,931 issued and outstanding as of September 30, 2023 and 34,825,971 issued and outstanding as of December 31, 2022	3,789	3,411
Additional paid in capital	18,434,085	11,107,946
Accumulated deficit	(54,766,876)	(38,606,537)
Total shareholders’ deficit	(36,329,002)	(27,495,180)
Total liabilities and shareholders’ deficit	$18,697,244	$25,908,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue	$15,711,394	$79,884,740	$48,032,207	$279,034,366
Cost of goods sold	11,395,872	63,962,534	36,225,160	224,034,701
Gross profit	4,315,522	15,922,206	11,807,047	54,999,665

Operating expenses:
Advertising	486,254	7,329,172	2,053,547	26,468,121
Selling, general and administrative	5,863,379	9,458,749	17,021,120	31,072,365
Depreciation	1,899,995	2,113,695	5,877,025	6,210,590
Total operating expenses	8,249,628	18,901,616	24,951,692	63,751,076

Loss from operations	(3,934,106)	(2,979,410)	(13,144,645)	(8,751,411)
Loss on extinguishment of debt	-	-	879,045	-
Loss on extinguishment of warrants	317,000	-	317,000	-
Change in fair value of derivatives	(93,000)	-	(634,000)	-
Interest and financing expense	1,513,483	50,000	2,452,649	50,000
Loss before income taxes	(5,671,589)	(3,029,410)	(16,159,339)	(8,801,411)
Income tax expense	-	3,241,618	1,000	2,322,515
Net loss	$(5,671,589)	$(6,271,028)	$(16,160,339)	$(11,123,926)

Loss per common share
Loss per share (basic and diluted)	$(0.16)	$(0.18)	$(0.46)	$(0.33)
Weighted average number of shares (basic and diluted)	35,868,525	34,064,266	35,357,877	34,004,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three and nine months ended September 30, 2023 and 2022 (Unaudited)

			Additional		Total
	Class A Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 1, 2022	34,062,616	$3,406	$8,516,706	$(25,535,555)	$(17,015,443)
Share-based compensation	51,833	5	1,350,240	-	1,350,245
Net loss	-	-	-	(6,271,028)	(6,271,028)
Balance at September 30, 2022	34,114,449	$3,411	$9,866,946	$(31,806,583)	$(21,936,226)

Balance at July 1, 2023	35,102,553	$3,515	$13,537,195	$(49,095,287)	$(35,554,577)
Share-based compensation	-	-	902,079	-	902,079
Common stock issued in exchange for services rendered	138,977	14	65,583	-	65,597
Conversion of debt to common stock	2,597,401	260	85,365	-	85,625
Issuance of warrants	-	-	3,843,863	-	3,843,863
Net loss	-	-	-	(5,671,589)	(5,671,589)
Balance at September 30, 2023	37,838,931	$3,789	$18,434,085	$(54,766,876)	$(36,329,002)

Balance at January 1, 2022	33,965,804	$3,396	$6,973,541	$(20,682,657)	$(13,705,720)
Share-based compensation	148,645	15	2,893,405	-	2,893,420
Net loss	-	-	-	(11,123,926)	(11,123,926)
Balance at September 30, 2022	34,114,449	$3,411	$9,866,946	$(31,806,583)	$(21,936,226)

Balance at January 1, 2023	34,825,971	$3,411	$11,107,946	$(38,606,537)	$(27,495,180)
Vesting of RSUs	276,582	104	(104)	-	-
Share-based compensation	-	-	2,804,477	-	2,804,477
Note payable allocated to warrants	-	-	526,955	-	526,955
Common stock issued in exchange for services rendered	138,977	14	65,583	-	65,597
Conversion of debt to common stock	2,597,401	260	85,365	-	85,625
Issuance of warrants	-	-	3,843,863	-	3,843,863
Net loss	-	-	-	(16,160,339)	(16,160,339)
Balance at September 30, 2023	37,838,931	$3,789	$18,434,085	$(54,766,876)	$(36,329,002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARTS iD, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net loss	$(16,160,339)	$(11,123,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,877,025	6,210,590
Deferred tax expense	-	2,314,907
Amortization of right-of-use assets	518,767	239,879
Share-based compensation expense	1,689,867	1,601,848
Change in fair value of derivatives	(634,000)	-
Amortization of debt discount	1,003,935	-
Gain on sale of property and equipment	-	(63,524)
Loss on extinguishment of debt	879,045	-
Payment for services in Company’s stock	65,597	-
Write-off of debt discount due to repayment of notes	440,823	-
Loss on extinguishment of warrants	317,000	-
Changes in operating assets and liabilities:
Accounts receivable	593,678	(266,366)
Inventory	1,275,711	1,059,967
Prepaid expenses and other current assets	(359,370)	(1,763,818)
Accounts payable	(1,044,838)	(4,391,427)
Customer deposits	(2,282,592)	(6,659,044)
Accrued expenses	1,159,477	(281,434)
Operating lease liabilities	(518,663)	(239,879)
Other current liabilities	(1,253,172)	(1,013,363)
Net cash used in operating activities	(8,432,049)	(14,375,590)

Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	-	90,250
Purchase of property and equipment	(2,892)	(64,882)
Proceeds from sale of intangible asset	250,000	-
Website and software development costs	(2,084,470)	(4,669,002)
Net cash used in investing activities	(1,837,362)	(4,643,634)

Cash Flows from Financing Activities:
Repayment of note payable	(6,410,000)	-
Proceeds from convertible notes and sale of future receivable, net	14,375,000	-
Net cash provided by financing activities	7,965,000	-
Net change in cash	(2,304,411)	(19,019,224)
Cash, beginning of period	3,796,267	23,203,230
Cash, end of period	$1,491,856	$4,184,006

Supplemental non-cash disclosure:
Conversion of debt to common stock	$85,625	$-
Issuance of convertible warrants related to notes payable	$4,370,818	$-
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,429,725	$-
Cash paid for taxes	$1,000	$5,000

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assts and satisfaction of liabilities in the normal course of business. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $47 million. We continue to face macro-economic headwinds and the resulting declining revenue and profitability, which increased the working capital deficit, and resulted in the use of approximately $8.4 million in cash from operating activities, of which $2.4 million was attributable to changes in working capital during the nine months ended September 30, 2023. With this, substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements.

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

To address liquidity concerns, the Company is pursuing additional financing and continues to restructure and optimize its operations including moderating capital investments, improving gross margin, reducing expenses, and renegotiating vendor payment terms. In addition, to address its liquidity needs, the Company recently obtained an aggregate of approximately $14 million from the sale and issuance of convertible notes and warrants (as discussed below). In addition, the Company obtained additional financing in October and November 2023. See Note 10 – Subsequent Events for more information.

Additionally, management is implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. The Company’s plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that the Company will be successful in implementing its plans or that it will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that it will be able to raise additional capital. The result of such inability, whether individually or in the aggregate, will adversely impact the Company’s financial condition and could cause the Company to curtail or cease operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” below for additional details.

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

Accounts Receivable

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for credit losses is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of September 30, 2023 and December 31, 2022, the Company determined that an allowance for credit losses was not necessary.

On September 11, 2023, the Company entered into a Purchase and Sale of Future Receivables Agreement (the “Riverside Agreement”) with Riverside Capital NY (“RCNY”). Pursuant to the terms of the Riverside Agreement, the Company agreed to sell, and RCNY agreed to purchase, the Company’s right, title and interest in and to $700,000 of the Company’s future receivables, for a purchase price of $500,000. Pursuant to the terms of the Riverside Agreement, the Company agreed to pay RCNY $35,000 each week until such time as RCNY has been repaid.

Additionally, on September 11, 2023, the Company also entered into a Standard Merchant Cash Advance Agreement (the “WAVE Agreement”) with WAVE ADVANCE INC (“WAVE”). Pursuant to the terms of the WAVE Agreement, the Company agreed to sell, and WAVE agreed to purchase, the Company’s right, title and interest in and to $700,000 of the Company’s future receivables, for a purchase price of $500,000. Pursuant to the terms of the WAVE Agreement, the Company agreed to pay WAVE $35,000 each week until such time as WAVE has been repaid.

Each of the Riverside Agreement and the Wave Agreement provides for the grant of a junior security interest in the future receivables and other related collateral under the Uniform Commercial Code in accounts and proceeds, subordinated to the indebtedness incurred under that certain Securities Purchase Agreement, dated as of July 14, 2023, by and between the Company and Lind Global Fund II LP, as amended.

Inventory

Inventory consists of purchased goods that are immediately available-for-sale and are stated at the lower cost or net realizable value, determined using the first-in, first-out method. Merchandise-in-transit directly from suppliers to customers is recorded in inventory until the product is delivered to the customer. As of September 30, 2023, and December 31, 2022, merchandise-in-transit amounted to $258,935 and $957,735, respectively. The risk of loss is transferred from the supplier to the Company at the shipping point. Since the purchased goods are immediately shipped directly from suppliers to customers the Company deemed that an inventory reserve for obsolete or slow-moving goods was unnecessary.

Other Current Assets

Other current assets include advances to vendors amounting to $2,584,464 and $1,796,680 as of September 30, 2023, and December 31, 2022, respectively, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Intangible Assets

Intangible assets consist of indefinite-lived domain names and are stated at cost less impairment losses, if any. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. The Company has determined that there were no triggering events in the nine months ended September 30, 2023 and 2022, and no impairment charges were necessary.

During the nine months ended September 30, 2023, the Company sold its Onyx.com domain name for $250,000.

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

Accounts Payable

Accounts payable as of September 30, 2023, consisted of amounts payable to vendors of $33.2 million and credit card payable of $2.2 million payable to a credit card company. As of December 31, 2022, accounts payable consisted of amounts payable to vendors of $33.1 million and $3.3 million credit card payable to the same credit card company mentioned above.

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

Sales discounts earned by customers at the time of purchase and taxes collected from customers, which are remitted to governmental authorities, are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on historical experience and reduce product revenue, inclusive of shipping fees, by expected product returns. Allowances for sales returns at September 30, 2023 and December 31, 2022, were $243,099 and $549,250, respectively.

The Company has two types of contractual liabilities: (a) amounts received from customers prior to the delivery of products are recorded as customer deposits in the accompanying condensed consolidated balance sheets and are recognized as revenue when the products are delivered, which amounted to $815,527 and $3,098,119 at September 30, 2023 and December 31, 2022, respectively, and (ii) site credits (which are initially recorded in accrued expenses and are recognized as revenue in the period they are redeemed), amounting to $3,567,138 and $3,414,019 at September 30, 2023 and December 31, 2022, respectively.

Cost of Goods Sold

Cost of goods sold consists of the cost of product sold to customers, plus shipping and handling costs and shipping supplies, net of vendor rebates.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $0.5 million in advertising costs during the three months ended September 30, 2023, and $7.3 million during the three months ended September 30, 2022. For the nine months ended September 30, 2023, advertising costs were $2.1 million and $26.5 for the nine months ended September 30, 2022.

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

ASC 740 also provides guidance on the accounting for uncertain tax positions recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on the Company’s evaluation, management concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements. The Company files U.S. federal and State of New Jersey state tax returns and had no unrecognized tax benefits at September 30, 2023 and December 31, 2022.

The Company’s policy for recording interest and penalties associated with audits is to record such expenses as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the nine months ended September 30, 2023 and 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its filing positions.

Loss Per Share

For the three and nine months ended September 30, 2023 and 2022, basic net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include performance-based stock units, unvested restricted stock units, and warrants using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted net loss per common share due to the Company’s net loss.

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

Note 3 – Property and Equipment

Property and equipment consists of the following as of:

	September 30, 2023	December 31, 2022
Website and software development	$53,943,353	$50,697,486
Furniture and fixtures	854,818	851,926
Computers and electronics	1,015,853	1,015,853
Vehicles	325,504	325,504
Leasehold improvements	300,673	300,673
Video and equipment	176,903	176,903
Total - Gross	56,617,104	53,368,345
Less: Accumulated depreciation	(46,329,596)	(40,452,572)
Total - Net	$10,287,508	$12,915,773

Depreciation of property and equipment for three months ended September 30, 2023 and 2022 was $1,899,995 and $2,113,695, respectively. Depreciation of property and equipment for the nine months ended September 30, 2023 and 2022 was $5,877,025 and $6,210,590, respectively.

Note 4 – Leases

Operating Leases

The Company has lease arrangements for office spaces and an equipment lease. These leases expire at various dates through 2025.

As of and for the Three and nine Months Ended September 30, 2023

Operating Lease Expense – 3 months ended September 30, 2023	$91,106
Operating Lease Expense – 9 months ended September 30, 2023	$287,958
Additional Lease Information:
Weighted average remaining lease term-operating leases (in years)	1.50
Weighted average discount rate-operating leases	7%

Future minimum lease payments under non-cancellable leases as of September 30, 2023, were as follows:
October 1, 2023 to December 31, 2023	$170,502
January 1, 2024 to December 31, 2024	276,358
January 1, 2025 to September 30, 2025	197,940
Sub-total	644,800
Less: Portion representing interest	(88,409)
Total future minimum lease payments	556,391
Less: Current portion of lease obligations	(310,177)
Long-term portion of lease obligations	$246,214

Note 5 – Debt

JGB Collateral, LLC Convertible Notes and Warrants

On October 21, 2022, the Company entered into a Loan and Security Agreement with JGB Collateral, LLC (as amended, the “JGB Loan Agreement”), a Delaware limited liability company (“JGB”), in its capacity as collateral agent (the “Agent”) and the several financial institutions or entities that from time to time become parties to the JGB Loan Agreement as lenders (collectively, the “Lender”). As collateral for the obligations, the Company has granted the Lender senior security interest in all the Company’s right, title and interest in, to and under all of the Company’s property.

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

In connection with the entry into the loan agreement, with respect to the Initial Term Loan Advance, the Company issued to the Lender a warrant (the “Warrant”) to purchase 1,000,000 shares (the “Warrant Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The Warrant will be exercisable for a period of five years from the date of issuance at a per-share exercise price equal to $2.00, subject to certain adjustments as specified in the Warrant. If the Company seeks and obtains the Second Term Loan Advance in accordance with the terms of the Loan Agreement, the Company will issue another Warrant to the Lender to purchase 1,000,000 shares of the Company’s Common Stock at a per-share exercise price equal to $2.00 and otherwise on the same terms and conditions as the Warrant issued with respect to the Initial Term Loan Advance. The Warrant also provides for customary shelf and piggyback registration rights with respect to the Warrant Shares.

The effective interest rate on the Initial Term Loan Advance of $5.5 million was 17.9%. The Company incurred debt issue issuance costs of approximately $165,000 in connection with this loan and recorded a discount of $500,000. As of December 31, 2022 the Company had $4.2 million outstanding on the note net of debt discounts and debt issuance costs. A portion of the note was attributed to the warrants for 1,000,000 shares of the Company’s stock which at the time of issuance had been valued at $799,000 using the Black-Scholes model. As of December 31, 2022, the fair value of the warrant was determined to be approximately $551,000, which is remeasured each reporting period with changes in its value recorded as a change in fair value of warrants on the condensed consolidated statement of operations. The loan requires the Company to make 30 monthly payments of $183,333 beginning on April 30, 2023, with the last payment due September 30, 2025. On January 6, 2023, the Company notified its Agent and Lender that it was not in compliance with the Consolidated Quarterly Net Revenue Covenant (as defined in the Loan Agreement) for the calendar quarter ended December 31, 2022. On February 22, 2023, the Company and JGB executed an amendment to the Loan Agreement (the “Amendment”) and on February 27, 2023, the Company repaid $2.0 million of the loan to JGB.

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

The First Amendment was accounted for as a debt extinguishment in accordance with ASC 470, which resulted in the Initial Term Loan Advance being derecognized and the convertible notes that were issued as a result of the First Amendment being recorded at fair value with the difference resulting in a $879,045 loss on debt extinguishment for the three months ended March 31, 2023 and nine months ended September 30, 2023.

On June 16, 2023, the Company executed a Second Amendment to the JGB Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed an additional $700,000 with an original discount on such additional loan of $100,000. In accordance with the terms of the Second Amendment, the Company shall repay the loan in equal weekly installments of $50,000 commencing on July 7, 2023; provided, however, that in the event the Company receives gross proceeds of at least $2,000,000 from any debt or equity financing following the effective date of the Second Amendment, then the Company shall repay an amount equal to $950,000 on the outstanding balances under the JGB Loan Agreement.

On July 14, 2023, the Company repaid all the outstanding JGB notes of $4.2 million plus accrued interest of $0.1 million. Thereafter, JGB attempted to exercise its put right on all of the warrants issued in connection with the JGB notes, however, the Company has not paid the $350,000 to JGB for the exercise of the put right on such warrants as of September 30, 2023, which is accrued on the balance sheet and was recorded as a loss on extinguishment of warrants on the statement of operations partially offset by the derivative value of the warrants of $33,000 at the time of the attempted exercise of the put right.

March 2023 Convertible Notes and Warrants

On March 6, 2023 (the “Initial Closing Date”), PARTS iD, Inc., a Delaware corporation (the “Company”), entered into a Note and Warrant Purchase Agreement (the “March Purchase Agreement”) whereby the Company agreed to issue and sell to certain investors in a private placement, (a) an aggregate principal amount of up to $10 million in junior secured convertible promissory notes (the “March Convertible Notes”) and (i) an aggregate of up to two million warrants to purchase the Company’s common stock at an exercise price of $0.50 per share (the “March Warrants”), in one or more closings pursuant to the terms of the March Purchase Agreement. All the disinterested directors of the Company’s Board of Directors, as well as the disinterested directors of the Audit Committee, reviewed and approved the terms of the March Purchase Agreement, March Convertible Notes and March Warrants. As of the Initial Closing Date, the Company issued and sold (a) an aggregate principal amount of $2,900,000 of March Convertible Notes and (ii) an aggregate of 580,000 March Warrants, of which $2,650,000 of March Convertible Notes and 530,000 March Warrants were purchased by entities affiliated with certain directors, officers, and beneficial owners of the Company. At the time of issuance, the fair value of the March Warrants was determined to be $158,000 using the Black-Scholes model. As of September 30, 2023, the fair value of the March Warrants was determined to be de-minimis, and accordingly, the decrease in their value was recorded as a change in fair value of warrants on the condensed consolidated statement of operations.

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

Subject to the subordination provisions described above the March Convertible Notes are secured by a junior security interest in all the Company’s rights, title, and interest in and to all the Company’s assets. The March Convertible Notes mature on March 6, 2025.

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

As of September 30, 2023, the Company had $2.8 million outstanding on the March Convertible Notes, net of debt discounts.

May 2023 Convertible Notes and Warrants

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

The Company allocated the proceeds from the private placement between the May Convertible Notes and the May Warrants by applying the relative fair value methodology. The Company allocated $578,704 to the May Convertible Notes and $421,296 to the May Warrants. As of September 30, 2023, the Company had approximately $653,000 outstanding on the May Convertible Notes, net of discounts.

The May Convertible Notes accrue interest at 7.75% per annum compounded semi-annually and mature on May 19, 2025 (the “Maturity Date”). Effective on the Maturity Date, if the convertible notes have not otherwise been repaid by the Company in accordance with the terms and conditions set forth therein, then at the option of the purchasers, the outstanding balance of the convertible notes (including any accrued but unpaid interest thereon) (the “May Note Amounts”) shall convert into that number of fully paid and nonassessable shares of the Company’s common stock at a conversion price equal to the respective May Note Amounts (as defined in the May Convertible Notes) divided by the conversion price (as defined in the May Convertible Notes). The Company may prepay the May Note Amounts at any time prior to the Maturity Date.

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

June 2023 Convertible Notes and Warrants

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

The Company allocated the proceeds from the private placement between the June Convertible Note and the June Warrants by applying the relative fair value methodology. The Company allocated $144,342 to the June Convertible Note and $105,658 to the June Warrants. As of September 30, 2023, the Company had approximately $160,000 outstanding on the June Convertible Note, net of discounts.

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

July 2023 Convertible Notes and Warrants

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

The July Warrants were valued at $2.4 million at issuance using the Black-Scholes model. The Company allocated the proceeds from the July Convertible Notes and the July Warrants by applying the relative fair value methodology. The Company allocated $1.4 million to the July Warrants, which were recorded in shareholders’ equity and as a discount on the notes that will be amortized over the life of the notes. As of September 30, 2023, the outstanding balance related to the July Convertible Notes was $2.1 million, net of discounts.

On July 13, 2023, the Company used proceeds from the July Convertible Notes and the Lind Financing (as described below) to repay JGB and the JGB Loan Agreement was thereby terminated upon the receipt by JGB of a payoff amount of $4,318,444 which included the outstanding principal balance due under the JGB Loan Agreement, accrued but unpaid interest thereon and the Agent’s legal fees and other expenses. The payoff amount paid by the Company in connection with the termination of the JGB Loan Agreement was made pursuant to a payoff letter. As a result, the JGB Loan Agreement, together with all documents and agreements executed in connection therewith, have terminated and all liens associated therewith have been released.

Lind Financing

On July 14, 2023 the Company entered into a Securities Purchase Agreement with Lind Global Fund II LP (the “Lind Purchase Agreement”). The Lind Purchase Agreement provides for loans in an aggregate principal amount of up to $10 million under various tranches (the “Lind Financing”). As of the Initial Closing Date, Lind funded $3.75 million (less commitment fees) to the Company out of the $4.75 million “First Funding Amount” (as defined in the Lind Purchase Agreement) and Lind funded the remaining $1.0 million (less commitment fees) 5 business days after the Company (i) having a registration statement declared effective by the SEC for the registration of the shares of the Company’s Class A common stock (the “Common Stock”) issuable upon conversion of the Lind Note (as defined below) and the Lind Warrant (as defined below) and (ii) the receipt of Stockholder Approval (as defined in the Lind Purchase Agreement), if required. In consideration for the First Funding Amount, the Company issued and sold to Lind, in a private placement, (A) a senior secured convertible promissory note in the aggregate principal amount of $5,367,500 (the “Lind Note”) and (B) 12,837,838 warrants to purchase the Company’s Common Stock at an exercise price of $0.50 per share (subject to certain adjustments) (the “Lind Warrant”).

The Company concluded that the proceeds from the Note should be allocated based on the relative fair values of the Note and the Warrant. The Lind Warrant was valued at $3.7 million on the issue date using the Black-Scholes method. The fair value of the Note is deemed to be the residual value arrived at by subtracting the $0.6 million original issue discount, the $1.1 million fair value of the conversion feature that was deemed to be a bi-furcated embedded derivative and valued on the issuance date using a Monte-Carlo Simulation Model, and the $0.5 million in debt issuance costs. The net proceeds were allocated between the Note and the Warrant based on relative fair value basis. The Company allocated $2.3 million to the Lind Warrant, which was recorded in shareholders’ equity and as a discount on the Lind Note that will be amortized over the life of the note. In addition, the Company booked an additional $2.2 million of debt issuance costs and debt discounts related to the relative fair value allocations and recorded amortization of $0.4 million during the third quarter of 2023. As of September 30, 2023, the outstanding balance related to the Lind Note was $4.8 million, net of $3.6 million unamortized discounts.

At any time while the Lind Note is outstanding and subject to certain conditions, including no event(s) of default has occurred, being satisfied as set forth in the Lind Purchase Agreement, the Company may deliver a written notice to Lind (an “Additional Funding Request”) requesting an increase in the amount of funding provided by Lind to the Company under the Lind Note, and such Additional Funding Request shall be equal to no less than $1.0 million and shall not exceed $5.25 million (the “Additional Funding Limit”). Events of default include but are not limited to having market capitalization of less than $6.0 million for ten (10) consecutive days, the Company’s intention not comply with a conversion request, default on any payment of any amount of principal or interest, not having sufficient number of shares of Common Stock authorized, reserved and available for issuance to satisfy the conversion in full of the Lind note, or failure to observe or perform any other covenant, condition or agreement contained in any transaction document.

Within 7 business days of receiving the Additional Funding Request, Lind shall give a written response to the Company (an “Investor Response”) that provides that Lind has elected (in its sole and absolute discretion) to (i) advance the full requested amount, (ii) advance an amount less than the full requested amount or (iii) not advance any of the requested amount. In addition, Lind may, in its sole discretion and without any action by the Company, deliver written notice to the Company (an “Investor Funding Notice”) of its election to advance up to an aggregate of $2.0 million of increased funding to the Company. Any such increased funding amounts directed by Lind shall count toward the Additional Funding Limit.

On August 2, 2023 (the “Effective Date”), the Company and Lind entered into an amendment to the Lind Purchase Agreement to have the remaining $1.0 million (less commitment fees) of the First Funding Amount (as defined in the Lind Purchase Agreement) payable in two tranches: (i) $500,000 (less a $15,000 commitment fee) on the Effective Date and (ii) $500,000 (less a $15,000 commitment fee) within 5 business days of the Company (A) having a registration statement declared effective by the SEC for the registration of the shares of the Company’s Common Stock issuable upon conversion of the notes and warrants issued to Lind pursuant to the Lind Purchase Agreement and (B) the receipt of Stockholder Approval (as defined in the Lind Purchase Agreement).

On August 18, 2023, the Company and Lind entered into a second amendment to the Lind Purchase Agreement to have the second $500,000 tranche described above payable within 5 business days upon the later of (i) the Company having filed the preliminary proxy statement for the receipt of Stockholder Approval (as defined in the Lind Purchase Agreement) and (ii) the effective date of the second amendment.

The Lind Note does not bear any interest and matures on July 14, 2024. Following the date that is sixty (60) days after the earlier to occur of (A) the date the Registration Statement is declared effective by the SEC or (B) the date that any shares issued pursuant to the Lind Note may be immediately resold under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), the Company may repay all, but not less than all, of the then outstanding principal amount of the Lind Note, subject to a 5% premium. If the Company elects to prepay the Lind Note, Lind has the right to convert up to 33 1/3% of the principal amount of the Lind Note at the Conversion Price (as defined below) into shares of the Company’s Common Stock. The Lind Note is convertible, at the option of Lind, into shares of the Company’s common stock at price per share equal to the lower of $0.50 or 90% of the average of the 3 lowest daily VWAPs (as defined in the Note) during the 20 Trading Days (as defined in the Note) prior to conversion.

As collateral for the obligations under the Lind Purchase Agreement, the Company has granted to Lind a senior security interest in all of Company’s right, title, and interest in, to and under all of Company’s property (inclusive of intellectual property), subject to certain exceptions, as set forth in the LLC Guarantor Security Agreement (as defined in the Lind Purchase Agreement) and the Security Agreement (as defined in the Lind Purchase Agreement).

The Lind Warrant will expire after 5 years from the date of issuance and may be exercised on a cashless basis. The Lind Warrant provides that Lind will not have the right to exercise any portion of the Lind Warrant, if, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 4.99%, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation by shall automatically increase to 9.99% if Lind, together with its affiliates, owns in excess of 4.99% of the Company’s outstanding Common Stock.

The Lind Purchase Agreement provided for customary shelf and piggyback registration rights with respect to the shares of Common Stock underlying the Lind Note and the Lind Warrant. On July 28, 2023, the Company filed a resale registration statement on Form S-3 (the “Resale S-3”) to register the shares of Common Stock underlying the Lind Note and Lind Warrant. The Resale S-3 was declared effective by the SEC on August 7, 2023.

On August 21, 2023, the Company filed a definitive proxy statement to obtain the Stockholder Approval (as defined in the Lind Purchase Agreement). On October 5, 2023, the Company held a Special Meeting of Stockholders and obtained the requisite votes for the Stockholder Approval.

Placement Agent Warrant

On July 14, 2023, in consideration for its services in respect of the Lind Financing described above, the Company also issued to Titan Partners Group LLC, a division of American Partners, LLC (the “Placement Agent”) warrants to purchase 536,570 shares of the Company’s Common Stock at an exercise price per share of $0.625 (the “Placement Agent Warrant”). These warrants were valued at $148,000 using the Monte-Carlo Simulation Model. The Placement Agent Warrant has a 5-year term. In addition, the Company paid the Placement Agent a commission of $285,000. The Placement Agent Warrant also provides for customary demand and piggyback registration rights with respect to the shares of Common Stock underlying the Placement Agent Warrant.

Conversion of Convertible Notes

On August 8, 2023, Lind converted $250,000 of debt into 1,082,250 shares of the Company’s stock at $0.231 per share. The conversion price was based on 90% of the average of three lowest VWAPs during the twenty Trading Days prior to the conversion.

On September 15, 2023, Lind converted $300,000 of debt into 1,515,151 shares of the Company’s stock at $0.198 per share. The conversion price was based on 90% of the average of three lowest VWAPs during the twenty Trading Days prior to the conversion.

August 2023 Convertible Note

In August 2023, Lev Peker, the Chief Executive Officer and a director of the Company, provided a loan to the Company in the aggregate amount of $1.1 million. On October 9, 2023, the Company entered into a Note Purchase Agreement with Mr. Peker whereby the Company issued to Mr. Peker, in a private placement, a junior secured convertible promissory note in the aggregate principal amount of $1.1 million in consideration for such loan. The convertible note does not bear any interest and matures on October 9, 2024. If on that date the convertible note has not otherwise been repaid by the Company in accordance with the terms and conditions set forth therein, then at the option of Mr. Peker, the outstanding balance of the convertible note (including any accrued but unpaid interest thereon) (the “Note Amount”) shall convert into that number of fully paid and nonassessable shares of the Company’s Common Stock at a conversion price equal to the Note Amount divided by the Conversion Price, as defined in the Convertible Note. In addition, upon a Change of Control, as defined in the convertible note, the Convertible Note shall be repaid in full at or before the closing of such transaction in cash. The convertible note is strictly subordinated to the indebtedness owed by the Company to Lind pursuant to the Lind Purchase Agreement, and the convertible note is secured by a junior security interest in all of the Company’s right, title, and interest in and to all of the Company’s assets, excluding the Existing Commercial Tort Claim (as defined in the Lind Purchase Agreement).

Litigation Funding

On September 29, 2023 the Company entered into a Litigation Funding Agreement (the “Funding Agreement”) with Pravati Capital, LLC (the “Funder”) for the purpose of funding the Company’s currently pending litigation matters (i) in the District of Massachusetts and captioned as Parts iD, Inc. v. ID Parts, LLC (Case No. 1:20-cv-1253-RWZ) and (ii) in the District of New Jersey and captioned as Onyx Enterprises, Int’l Corp. v. Volkswagen Group of America, Inc. (Case No. 20-9976) (collectively, the “Litigation”), which were both initiated by the Company in 2020 for purported trademark infringement. Under the terms of the Funding Agreement, the Funder agreed to pay up to an aggregate of $1,500,000 to fund reasonable legal fees, court costs, and other expenses incurred by the Company in connection with the Litigation. As of September 30, 2023 the Company has not received any funds with respect to the aforementioned agreement.

The Company agreed to pay the Funder from the proceeds of the Litigation an amount that is the greater of the (i) Multiple-Based Payment Amount or (ii) Percentage-Based Payment Amount. Each of such amounts shall include (x) the funded amount of the payment with respect to the applicable funding; plus (y) all of the fees and costs related to such funding; plus (z) (A) for the purposes of the Multiple-Based Payment Amount, one of the following: (1) if a payment is made on or before 15 months from the date of the funding, a 2.3 times multiple on the funded amount of the funding (excluding the fees and costs related to such Funding); (2) if a payment is made after 15 months from the date of the funding but on or before 24 months from the date of the funding, a 2.7 times multiple on the funded amount of the funding (excluding the fees and costs related to such Funding); or (3) if a payment is made after 24 months from the date of the funding, a 3.5 times multiple on the funded amount of the funding (excluding the fees and costs related to such funding) or (B) for the purposes of the Percentage-Based Payment Amount, an amount equal to 2.0% of the outstanding daily balance of such funding, compounded monthly, computed on the basis of a 360-day year for the actual number of days elapsed, to the extent accrued and unpaid. No Percentage-Based Payment Amount shall be charged with respect to any funding that is paid based upon a Multiple-Based Payment Amount.

Additionally, the Company agreed to pay the Funder (i) an underwriting fee of $50,000, (ii) a funding origination fee equal to 3% of each funded amount and (iii) a service fee of $1,500 on the first day of each calendar quarter beginning on October 15, 2023. The underwriting fee and the funding origination fee are fully earned on the Closing Date (as defined in the Funding Agreement) but are only due and payable upon the Receipt of Recoveries (as defined in the Funding Agreement) and only to the extent of the Recoveries (as defined in the Funding Agreement). The service fees are fully earned on each of the dates specified in the foregoing clause (iii) but are only due and payable upon the Receipt of Recoveries and only to the extent of the Recoveries.

The Company also granted to the Funder a first priority security interest in and to all Recoveries from the Litigation.

Although the Company is required under the terms of the Funding Agreement to provide notice to the Funder of any settlement offers, any decision regarding settlement of the Litigation, including the ultimate decision whether and for how much to settle, lies solely with the Company.

Subject to the terms and conditions of the Funding Agreement, the Company shall not owe Funder any repayment of the fundings advanced under the Funding Agreement if (i) there is no recovery by the Company in the Litigation, and (ii) the Company is not in default under the Funding Agreement. The Funding Agreement contains customary events of default, including but not limited to, (i) failure by the Company to remit to Funder any amount owed under the Funding Agreement within 14 business days of such amount becoming due; (ii) the occurrence of a Material Adverse Change (as defined in the Funding Agreement); (iii) the intentional non-disclosure or concealment of material information regarding the Litigation by the Company’s law firm (at the direction of the Company) required to be provided under the Funding Agreement; (iv) voluntary and unreasonable dismissal or voluntary and unreasonable abandonment by the Company or the Company’s law firm (at the Company’s direction) of any Litigation prior to a final resolution; (v) the commencement of any bankruptcy or Insolvency Proceeding (as defined in the Funding Agreement) by or against the Company and such Insolvency Proceeding is not dismissed with 60 days and the Company has not assumed the Funding Agreement in connection with such Insolvency Proceeding; and (vi) any change in control of the Company or any entity or combination of entities that directly or indirectly control the Company, unless upon occurrence of a change in control of the Company, the change of control is acknowledged and waived by a signed writing by the Company and the Funder.

Note 6 – Shareholders’ Deficit

Preferred Stock

As of September 30, 2023, the Company had authorized for issuance a total of 1,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of September 30, 2023 and December 31, 2022, no shares of Preferred Stock were issued or were outstanding. The Certificate of Incorporation of the Company authorizes the Board of Directors to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special, and other rights at the time of issue of any Preferred Stock.

Common Stock

As of September 30, 2023, and December 31, 2022, the Company had 37,838,931 and 34,825,971, respectively, shares of Class A common stock outstanding. As of September 30, 2023 and December 31, 2022, the Company had reserved shares of Class A common stock for issuance as follows:

	Nature of Reserve	As of September 30, 2023	As of December 31, 2022
a.	Indemnification reserve: Upon the expiration of the indemnification period of two years as described in the Business Combination agreement, subject to the payments of indemnity claims, if any, the Company will issue up to 750,000 shares to former Onyx shareholders	750,000	750,000
b.	EIP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Equity Incentive Plan	2,935,496	3,212,078
c.	ESPP reserve: Shares reserved for future issuance under the stockholder approved Parts iD, Inc. 2020 Employee Stock Purchase Plan	2,043,582	2,043,582
d.	Warrants Reserve: Shares reserved for warrants issued to investors	25,470,279	1,000,000
	Total shares reserved for future issuance	31,199,357	7,005,660

Note 7 – Commitments and Contingencies

As of September 30, 2023, there were no material changes to the Company’s legal matters and other contingencies disclosed in Note 7 of the “Notes to Consolidated Financial Statements” included in our Annual Report on 2022 Form 10-K for the year ended December 31, 2022.

Note 8 – Share-Based Compensation

During the three months ended September 30, 2023 and 2022, selling, general and administrative expenses included $575,299 and $915,007 of share-based compensation expense, respectively. During the nine months ended September 30, 2023 and 2022, selling general and administrative expenses included $1,689,867 and $1,601,848 of share-based compensation expense, respectively.

During the three months ended September 30, 2023 and 2022, the Company capitalized $326,780 and $435,238, respectively, of share-based compensation expense associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software. During the nine months ended September 30, 2023 and 2022, the Company capitalized $1,114,610 and $1,291,572, respectively, of share based compensation expense associated with awards issued to consultants who are directly associated with and who devote time to our internal-use software.

Equity Incentive Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP became effective immediately upon the closing of the Business Combination. As of September 30, 2023, of the 4,904,596 shares of Class A common stock reserved for issuance under the 2020 EIP in the aggregate, 2,935,496 shares remained available for issuance.

The 2020 EIP provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), PSUs, stock appreciation rights, other stock-based awards, and cash awards (collectively, “awards”). The awards may be granted to employees, directors, and consultants of the Company.

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance on January 1, 2023	1,053,445	$4.67
Granted	-	$-
Vested	(276,582)	$1.02
Forfeited	(173,364)	$5.81
Unvested balance on September 30, 2023	603,499	$5.98

As of September 30, 2023, approximately $0.4 million of unamortized share-based compensation expense was associated with outstanding RSUs, which is expected to be recognized over a remaining weighted average period of 0.18 years.

Performance-Based Restricted Stock Units

The following table summarizes the activity related to PSUs during the nine months ended September 30, 2023:

PSU Type	Balance at January 1, 2023	Granted	Forfeited	Balance at September 30, 2023
Net revenue based	495,200	-	230,000	265,200
Weighted average grant date fair value	$8.00	$-	$6.71	$9.12
Cash flow based	123,800	-	57,500	66,300
Weighted average grant date fair value	$2.44	$-	$2.35	$2.52
Total	619,000	-	287,500	331,500

As of September 30, 2023, the performance criteria included in the PSUs plan are unlikely to be achieved, and accordingly, the Company has no accrual of share-based compensation expenses associated with the outstanding PSUs. The weighted average period of 0.32 years was remaining before the expiration of outstanding PSUs.

Employee Stock Purchase Plan

In October 2020, in connection with the Business Combination, the Company’s stockholders approved the Parts iD, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). There are 2,043,582 shares of Class A common stock available for issuance under the 2020 ESPP. The 2020 ESPP became effective immediately upon the closing of the Business Combination, but it has not yet been implemented. As of September 30, 2023, no shares had been issued under the 2020 ESPP.

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

The disclosures regarding deferred tax assets included in our 2022 Form 10-K continue to be accurate for the three and nine months ended September 30, 2023.

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

Note 10 – Subsequent Events

On October 6, 2023, the Company entered into a definitive Restructuring Support Agreement (the “RSA”) to restructure the Company’s indebtedness with certain of its trade vendors (the “Consenting Vendors”). Pursuant to the terms and conditions of the RSA, the Company agreed to pay to each holder of a (i) Vendor Claim (as defined in the RSA), an amount equal to 55% of such total Vendor Claim consisting of (A) 12.5% of such Vendor Claim (the “Initial Payment”) on the earlier to occur of (X) two business days following the Company’s receipt of the Restructuring Funds (as defined in the RSA) and (Y) December 15, 2023, and (B) the remaining 42.5% of such Vendor Claim paid monthly over 36 months; and (ii) a Convenience Claim (as defined in the RSA), an amount equal to 65% of such Convenience Claim (A) with respect to a Consenting Vendor, no later than two business days after the Company makes the Initial Payment and (B) with respect to an Additional Consenting Vendor (as defined in the RSA), on the later of (X) two business days after the Company makes the Initial Payment and (Y) five business days after such Additional Consenting Vendor’s execution of an Accession Letter (as defined in the RSA). The RSA will terminate automatically upon the earliest occur of (i) payment of the full amount of the Agreed Vendor Claim (as defined in the RSA) to each Consenting Vendor and (ii) the mutual written consent of the Company and the Consenting Vendors holding at least 80% of the Total Vendor Claim Amount (as defined in the RSA).

On October 9, 2023, Lind Global Partners II, L.P. converted $230,000 of debt into 1,703,704 shares of the Company’s stock at $0.135 per share. The conversion price was based on the three lowest VWAPS during the twenty Trading Days prior to the conversion.

On October 20, 2023, the Company entered into a Note Purchase Agreement whereby the Company agreed to issue and sell to Sanjiv Gomes, the Company’s Chief Information Officer, in a private placement, an unsecured promissory note in the aggregate principal amount of $1,000,000 (the “Unsecured Note”). The Unsecured Note bears interest at the rate of 7.75% per annum, compounded semi-annually, and matures on October 20, 2024. The Unsecured Note is unsecured and is strictly subordinated in right of payment to the prior payment in full of all of the (i) indebtedness owed by the Company to Lind pursuant to the Lind Purchase Agreement and (ii) litigation funding provided by the Funder pursuant to the Funding Agreement. The Unsecured Note also provides that the Company and Mr. Gomes intend for the Unsecured Note to be an emergency loan advance to bridge the Company to a possible debtor-in-possession financing facility and for such advance to be included as part of that facility (if and when applicable).

The Company failed to meet its obligations under the terms of the Lind Agreement and Lind Note after the balance sheet date. In October, the Company did not have sufficient authorized shares to fulfill its obligations to issue shares upon request from the Lind Note and Lind Warrant, which is deemed to be an event of default. Upon occurrence of the event of default, the Company is liable to, among other remedies available to the investor, pay 110% of the outstanding principal amount of the Lind Note resulting in a payoff of $5.3 million or convert, at the request of the investor, all or a portion of the outstanding principal amount into shares of Common Stock at the lower of (i) the then-current Conversion Price (as defined in the Lind Note) and (ii) 80% of the average of the three (3) lowest daily VWAPs during the 20 trading days prior to the delivery by Lind of the applicable notice of conversion. The Company does not currently have sufficient amount of authorized shares of Common Stock to have the outstanding principal balance of the Lind Note convert into, and the Lind Warrant exercised into, shares of the Company’s Common Stock.

On October 25, 2023, Lind Global Partners II, L.P. converted $201,500 of debt into 1,707,627 shares of the Company’s stock at $0.118 per share. The conversion price was based on the three lowest VWAPS during the twenty Trading Days prior to the conversion.

On October 27, 2023 the Company received written notice from the NYSE American LLC indicating that the Company is not in compliance with the continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide (“Section 1003(f)(v)”) because the shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) have been selling for a substantial period of time at a low price per share. The Notice has no immediate effect on the listing or trading of the Company’s Common Stock and the Common Stock will continue to trade on the NYSE American under the symbol “ID” with the designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards. Additionally, the Notice does not result in the immediate delisting of the Company’s Common Stock from the NYSE American.

Pursuant to Section 1003(f)(v), the NYSE American staff (the “Staff”) determined that the Company’s continued listing is predicated on effecting a reverse stock split of its Common Stock or demonstrating sustained price improvement within a reasonable period of time, which the Staff determined to be no later than April 27, 2024. The Notice further stated that as a result of the foregoing, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide, which could, among other things, result in the initiation of delisting proceedings, unless the Company cures the deficiency in a timely manner. The NYSE American may also accelerate delisting action in the event that the Company’s Common Stock trades at levels viewed by the Staff to be abnormally low.

The Company intends to monitor the price of its Common Stock and consider available options if its Common Stock does not trade at a consistent level likely to result in the Company regaining compliance by April 27, 2024. The Company’s receipt of the Notice does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

On October 30, 2023, the Company entered into an interim officer engagement agreement (the “Engagement Agreement”) with SRV Partners, LLC, a Delaware limited liability company (“SRVP”). Pursuant to the Engagement Agreement, Arkady A. Goldinstein was appointed as the interim Chief Financial Officer of the Company, effective November 1, 2023. Mr. Goldinstein also assumed on an interim basis the duties of Principal Financial Officer and Principal Accounting Officer of the Company.

On November 2, 2023, the Company entered into a Note Purchase Agreement whereby the Company agreed to issue and sell to 2642186 Ontario Inc. (“Ontario”), in a private placement, a junior secured promissory note in the aggregate principal amount of $1,000,000. The note bears interest at the rate of 7.75% per annum, compounded semi-annually, and matures on November 2, 2024. The note is (A) secured by a junior security interest in any potential proceeds from the Company’s currently pending litigation matters (i) in the District of Massachusetts and captioned as Parts iD, Inc. v. ID Parts, LLC (Case No. 1:20-cv-1253-RWZ) and (ii) in the District of New Jersey and captioned as Onyx Enterprises, Int’l Corp. v. Volkswagen Group of America, Inc. (Case No. 20-9976) (collectively, the “Litigation”) and (B) strictly subordinated in right of payment to the prior payment in full of all of the Litigation funding provided by the Funder pursuant to the Funding Agreement. The note also provides that the Company and Ontario intend for the note to be an emergency loan advance to bridge the Company to a possible debtor-in-possession financing facility and for such advance to be included as part of that facility (if and when applicable).

On November 3, 2023, Lind Global Partners II, L.P. converted $161,500 of debt into 1,682,291 shares of the Company’s stock at $0.0965 per share. The conversion price was based on the three lowest VWAPS during the twenty Trading Days prior to the conversion.

On November 30, 2023, PARTS iD, Inc., a Delaware corporation (the “Company”) entered into a Purchase and Sale of Future Receivables Agreement (the “Riverside Agreement”) with Riverside Capital NY (“RCNY”). Pursuant to the terms of the Riverside Agreement, the Company agreed to sell, and RCNY agreed to purchase, the Company’s right, title and interest in and to $1,469,700 of the Company’s future receivables, for a purchase price of $1,065,000. Pursuant to the terms of the Riverside Agreement, the Company agreed to pay RCNY $15,400 each day until such time as RCNY has been repaid.

Also on November 30, 2023, the Company also entered into a Standard Merchant Cash Advance Agreement (the “Wave Agreement”) with WAVE ADVANCE INC (“WAVE”). Pursuant to the terms of the Wave Agreement, the Company agreed to sell, and WAVE agreed to purchase, the Company’s right, title and interest in and to $1,518,000 of the Company’s future receivables, for a purchase price of $1,100,000. Pursuant to the terms of the Wave Agreement, the Company agreed to pay RCNY $15,400 each day until such time as WAVE has been repaid.

The Riverside Agreement and the Wave Agreement each provides for the grant of a junior security interest in the future receivables and other related collateral under the Uniform Commercial Code in accounts and proceeds, subordinated to the indebtedness incurred under that certain Securities Purchase Agreement, dated as of July 14, 2023, by and between the Company and Lind Global Fund II LP, as amended.

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

In the second quarter of 2023, the Company further reduced SG&A to $5.1 million from $9.9 million compared to the same quarter in 2022. Discretionary spending such as salaries and support costs were reduced significantly. Net loss decreased from $6.5 million in the first quarter of 2023 to $4.0 million in the second quarter of 2023. Gross margin for the three months ended June 30, 2023 increased to 25.2% from 19.7% in the same quarter last year as the Company is focused on increasing gross margins. Gross margin for the nine months ended September 30, 2023 increased to 24.6% from 19.7% for the same period last year.

In the third quarter of 2023, the Company continued reductions in SG&A to $5.9 million compared to $9.5 million in the same quarter in 2022. Net loss decreased from $6.3 million to $5.7 million.

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

Middle East Conflict

As a result of coordinated attacks on Israel by Hamas militants in October 2023, war broke out between the State of Israel and Hamas. Since then, the two sides have traded daily rocket fire, and the subsequent military response by the Israeli government has resulted in significant unrest and uncertainty within that region, including the possibility that escalating violence and involvement of other terrorist groups from neighboring countries may further impact the conflict. In addition, Israel is engaged in ongoing hostilities with Hezbollah in Lebanon. Tensions are rising in the region, and the outcome of the conflict is uncertain. The Company does not have operations in the region and does not believe that the conflict will have a significant impact on its operations.

Key Financial and Operating Metrics

We measure our business using financial and operating metrics, as well as non-GAAP financial measures. See “Results of Operations – Non-GAAP Financial Measures” below for more information on non-GAAP financial measures. We monitor several key business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions, including the following:

Traffic and Engagement Metrics

For the Three Months Ended September 30,

	2023	2022	Change	% Change
Number of Users	13,822,360	25,510,999	(11,688,639)	(45.8)%
Number of Sessions	17,371,194	40,708,441	(23,337,247)	(57.3)%
% Number of Pageviews	72,496,476	165,705,645	(93,209,169)	(56.2)%
Pages/Session	4.17	4.07	(0.10)	2.5%
Average Session Duration	0:02:52	0:02:56	(0:00:04)	(1.6)%

For the Nine Months Ended September 30,

	2023	2022	Change	% Change
Number of Users	41,324,124	85,496,410	(44,172,286)	(51.7)%
Number of Sessions	52,836,439	146,125,666	(93,289,169)	(63.8)%
% Number of Pageviews	250,088,232	565,049,869	(314,961,637)	(55.7)%
Pages/Session	4.73	3.87	.86	22.2%
Average Session Duration	0:03:28	0:02:58	0:00:30	11.6%

We use the metrics above to gauge our ability to acquire targeted traffic and keep users engaged. This information informs us of how effective our proprietary technology, data, and content is, and helps us define our strategic roadmap and key initiatives.

Results of Operations

For the Three Months Ended September 30,

	Three months ended September 30,				Change
	2023	% of Rev.	2022	% of Rev.	Amount	%
Net revenue	$15,711,394		$79,884,740		$(64,173,346)	(80.3)%
Cost of goods sold	11,395,872	72.5%	63,962,534	80.1%	(52,566,662)	(82.2)%
Gross profit	4,315,522	27.5%	15,922,206	19.9%	(11,606,684)	(72.9)%
Gross margin	27.5%		19.9%
Operating expenses
Advertising	486,254	3.1%	7,329,172	9.2%	(6,842,918)	(93.4)%
Selling, general & administrative	5,863,379	37.3%	9,458,749	11.8%	(3,595,370)	(38.0)%
Depreciation	1,899,995	12.1%	2,113,695	2.6%	(213,700)	(10.1)%
Total operating expenses	8,249,628	52.5%	18,901,616	23.7%	(10,651,988)	(56.4)%
Loss from operations	(3,934,106)	(25.0)%	(2,979,410)	(3.7)%	(954,696)	32.0%
Loss on extinguishment of warrants	317,000	2.0%	-		317,000	-
Change in fair value of warrants	(93,000)	(0.6)%	-		(93,000)	-
Interest and financing expense	1,513,483	9.6%	50,000	0.1%	1,463,483	2,927.0%
(Loss) before income tax	(5,671,589)	(36.1)%	(3,029,410)	(3.8)%	(2,642,179)	87.2%
Income tax expense	-	0.0%	3,241,618	(4.1)%	(3,241,618)	(100.0)%
Net loss	$(5,671,589)	(36.1)%	$(6,271,028)	(7.9)%	$599,439	(9.6)%

For the Nine Months Ended September 30,

	Nine months ended September 30,				Change
	2023	% of Rev.	2022	% of Rev.	Amount	%
Net revenue	$48,032,207		$279,034,366		$(231,002,159)	(82.8)%
Cost of goods sold	36,225,160	75.4%	224,034,701	80.3%	(187,809,541)	(83.8)%
Gross profit	11,807,047	24.6%	54,999,665	19.7%	(43,192,618)	(78.5)%
Gross margin	24.6%		19.7%
Operating expenses
Advertising	2,053,547	4.3%	26,468,121	9.5%	(24,414,574)	(92.2)%
Selling, general & administrative	17,021,120	35.4%	31,072,365	11.1%	(14,051,245)	(45.2)%
Depreciation	5,877,025	12.2%	6,210,590	2.2%	(333,565)	(5.4)%
Total operating expenses	24,951,692	51.9%	63,751,076	22.8%	(38,799,384)	(60.9)%
Loss from operations	(13,144,645)	(27.4)%	(8,751,411)	(3.1)%	(4,393,234)	50.2%
Loss on extinguishment of debt	879,045	1.8%	-		879,045	-
Loss on extinguishment of warrants	317,000	0.7%	-		317,000	-
Change in fair value of warrants	(634,000)	(1.3)%	-		(634,000)	-
Interest expense	2,452,649	5.1%	50,000	0.0	2,402,649	4,805.3%
Loss before income tax	(16,159,339)	(33.6)%	(8,801,411)	(3.2)%	(7,357,928)	83.6%
Income tax expense	1,000	0.0%	2,322,515	0.8%	(2,321,515)	(100.0)%
Net loss	$(16,160,339)	(33.6)%	$(11,123,926)	(4.0)%	$(5,036,413)	45.3%

Revenue

Revenue for the three months ended September 30, 2023, decreased by $64.2 million, or 80.3%, compared to the same prior year period, primarily attributable to supply chain disruptions and the lack of product availability coupled with a decrease in advertising spend because of our liquidity squeeze which peaked in early February and led to vendors not giving us access to their full product catalog. Compared to the same prior year period, traffic declined by 53.6% in the three-month period ended September 30, 2023, the site conversion rate decreased by 53.1% and average order value decreased by 9.6%.

For the nine months ended September 30, 2023, revenue decreased by $231.0 million, or 82.8%, compared to the same prior year period, also attributable to supply chain disruptions and the lack of product availability coupled with a decrease in advertising spend due to our liquidity squeeze which peaked in early February and led to vendors not giving us access to their full product catalog. Compared to the same prior year period, traffic declined by 61.9% in the nine-month period ended September 30, 2023, the site conversion rate decreased by 50.7% and average order value decreased by 7.4%.

We believe that the decrease in traffic and the site conversion rate was primarily attributed to lower orders because of product unavailability, supply chain interruptions, reduction in discretionary spending and a significant reduction in advertising spending by the Company.

Cost of Goods Sold

Cost of goods sold is composed of product cost, the associated fulfillment and handling costs charged by vendors, if any, and shipping costs. In the three months ended September 30, 2023, cost of goods sold decreased by $52.6 million, or 82.2%, compared to the same prior year period. This decrease in the cost of goods sold was primarily driven by decreases in the number of orders or products sold and related shipping costs.

For the three months ended September 30, 2023, cost of goods sold was 72.5% compared to 80.1% of revenue in the respective prior year period. The 7.6% decrease in cost of goods sold as a percentage of revenue was primarily attributable to changes in product mix, as well as ongoing supply chain disruptions and the lack of product availability as a result of our liquidity squeeze which peaked in early February.

For the nine months ended September 30, 2023, cost of goods sold was 75.4% compared to 80.3% of revenue in the respective prior year period. The 4.9% decrease in cost of goods sold as a percentage of revenue was primarily attributable to changes in product mix, as well as ongoing supply chain disruptions and the lack of product availability as a result of our liquidity squeeze which peaked in early February.

Gross Profit and Gross Margin

Gross profit decreased by $11.6 million, or 72.9%, for the three months ended September 30, 2023, compared to the same prior year period, primarily due to an 80.3% decrease in revenue.

Gross profit decreased by $43.2 million, or 78.5%, for the nine months ended September 30, 2023, compared to the same prior year period, primarily due to an 82.8% decrease in revenue.

Gross margin of 24.6% for the nine months ended September 30, 2023, was higher than the gross margin of 19.7% for the nine months ended September 30, 2022, primarily attributable to a change in the product category revenue mix as discussed above and shipping cost savings which was partially offset by increases in product costs.

Operating Expenses

Advertising expense decreased $6.8 million, or 93.4%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to reduction in discretionary spending which led to lower traffic and number of clicks. As a percentage of revenue, advertising expenses were 3.1% and 9.2% for the three months ended September 30, 2023 and 2022, respectively. The decrease in percentage was primarily attributable to a significant reduction in advertising expenditures.

Advertising expense decreased $24.4 million, or 92.2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, also due to reduction in discretionary spending which led to lower traffic and number of clicks. As a percentage of revenue, advertising expenses were 4.3% and 9.5% for the nine months ended September 30, 2023, and 2022, respectively. The decrease in percentage was also attributable to a significant reduction in advertising expenditures.

Selling, general and administrative (“SG&A”) expenses decreased $3.6 million, or 38.0%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This decrease was primarily attributable to a decrease in outsourced sales and customer service expenses of $0.8 million, inhouse direct sales expenses of $0.3 million, research development expenses of $0.4 million, public company expenses $0.5 million, payroll expenses of $0.4 million and various other immaterial decreases.

Selling, general and administrative (“SG&A”) expenses decreased $14.1 million, or 45.2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This decrease was primarily attributable to a decrease in payroll costs of $0.6 million, outsourced costs of $3.7 million, research and development costs of $3.7 million, public company costs of $2.4 million, in-house sales costs of $1.6 million, outsourced office costs of $0.7 million, professional fees of $0.6 million, rent expense of $0.5 million, insurance expense of $0.4 million and various other immaterial decreases.

Depreciation expense decreased $0.2 million or 10.1% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Depreciation expense decreased $0.3 million or 5.4% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Interest Expense

Interest expense was $1,513,483, an increase of $1,463,483 for the three months ended September 30, 2023, compared to $50,000 for the three months ended September 30, 2022. Interest expense for the nine months ended September 30, 2023 was $2,452,649 an increase of $2,402,649 compared to the $50,000 for the three months ended September 30, 2022.

Income Tax Benefit

Income tax expense was $0 for the three months ended September 30, 2023 and $1,000 for nine months ended September 30, 2023, compared to expense of $3,241,618 for the three months ended September 30, 2022 and expense of $2,322,515 for the nine months ended September 30, 2022. For the three months ended September 30, 2023, the effective income tax rate was 0.0%, compared to (107.00)% for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the effective tax rate was (26.39)%. The Company incurred a loss for the quarter and nine months ended September 30, 2023 and elected a full valuation allowance for the deferred tax asset.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(5,671,589)	$(6,271,028)	$(16,160,339)	$(11,123,926)
Interest and financing expense	1,513,483	50,000	2,452,649	50,000
Income tax expense	-	3,241,618	1,000	2,322,515
Depreciation	1,899,995	2,113,695	5,877,025	6,210,590
EBITDA	(2,258,111)	(865,715)	(7,829,665)	(2,540,821)
Share compensation expense included in statement of operations	575,299	915,007	1,689,867	1,601,848
Legal & settlement expenses (1)	-	109,913	102,426	738,654
Adjusted EBITDA Total	$(1,682,812)	$(159,205)	$(6,037,372)	$(200,319)
% of revenue	(10.71)%	0.20%	(12.57)%	(0.07)%

(1)	Represents legal and settlement expenses related to significant matters that do not impact the fundamentals of our operations, pertaining to: (a) causes of action between certain of the Company’s shareholders and which involves claims directly against the Company seeking the fulfillment of alleged indemnification obligations with respect to these matters, and (ii) trademark and IP protection cases. We are involved in routine IP litigation, commercial litigation, and other various litigation matters. We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information. Litigation matters can vary in their characteristics, frequency, and significance to our operating results.

Net loss decreased by $0.6 million for the three months ended September 30, 2023, as compared to the same prior year period, primarily driven by a decrease in operating expenses of $10.7 million, decease in tax expense of $3.2 million partially offset by a decrease in gross profit of $11.6 million. The year-over-year decrease in Adjusted EBITDA for the three months ended September 30, 2023, as compared to the same prior year period, was primarily attributable to a decrease in tax expense of $3.2 million in net loss offset by decrease in depreciation and share based compensation expense.

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

The following table presents a reconciliation of net cash used in operating activities to free cash flow for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash used in operating activities	$(3,383,826)	$(2,112,554)	$(8,432,049)	$(14,375,590)
Purchase of property and equipment	-	(19,522)	(2,892)	(64,882)
Website and software development costs	(607,182)	(1,091,238)	(2,084,470)	(4,669,002)
Free cash flow	$(3,991,008)	$(3,223,314)	$(10,519,411)	$(19,109,474)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash from profit and loss account	$(1,634,557)	$(23,879)	$(6,002,280)	$(820,226)
Net cash used in working capital changes	(1,749,269)	(2,088,675)	(2,429,769)	(13,555,364)
Total net cash used in operating activities	$(3,283,826)	$(2,112,554)	$(8,432,049)	$(14,375,590)

Liquidity and Capital Resources

The Company’s cash was $1.5 million as of September 30, 2023. We have operated with a negative working capital model since our inception. The Company has a working capital deficiency of approximately $47 million as of September 30, 2023. We continue to face macro-economic headwinds, liquidity issues and the resulting declining revenue and profitability, which increased the working capital deficit in the current year and resulted in the use of approximately $8.4 million in cash from operating activities, of which $2.4 million was attributable to changes in working capital during the year. With this, substantial doubt exists about the Company’s ability to continue as a going concern within one year after filing this Quarterly Report on Form 10-Q.

We obtained additional financing for $3.25 million, from certain insiders, from the sale and issuance of convertible notes and warrants on July 13, 2023 and $5.4 million from Lind Global Partners II, L.P on July 14, 2023. We also received an additional $1.1 million in August 2023 from Lev Pecker, our CEO and financed receivables of $700,000 with Riverside Capital, NY and $700,000 with Wave Advance, Inc. in September 2023 discussed below.

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

The Company can borrow additional amounts of no less than $1.0 million and shall not exceed $5.25 million in which the lender has discretion as to whether or not to lend the additional amounts, subject to certain conditions, including not being in default. The Company failed to meet its obligations under the terms of the Lind Agreement and Lind Note after the balance sheet date.    In October, the Company did not have sufficient authorized shares to fulfill its obligations to issue shares upon request from the convertible note holders and warrant holders. Upon occurrence of an event of default, the Company is liable to, among other remedies available to the investor, pay 110% of the outstanding principal amount of the Lind Note resulting in a payoff of $5.3 million or convert, at the request of the investor, all or a portion of the outstanding principal amount into shares of Common Stock at the lower of (i) the then-current Conversion Price (as defined in the Lind Note) and (ii) 80% of the average of the three (3) lowest daily VWAPs during the 20 trading days prior to the delivery by Lind of the applicable notice of conversion. The Company does not currently have sufficient amount of authorized shares of Common Stock to have the outstanding principal balance of the Lind Note convert into, and the Lind Warrant exercised into, shares of the Company’s Common Stock.

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

Additionally, management is evaluating the Company’s existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. The Company’s plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional capital; the result of such inability, whether individually or in the aggregate, will adversely impact our financial condition.

We are continuously reviewing our liquidity and anticipated working capital needs based on overall market and economic factors. Market conditions, future financial performance or other factors may make it difficult or impractical for us to access sources of capital on favorable terms, if at all. The failure to successfully implement our strategy to raise capital while also achieving cost savings will adversely impact our financial condition, which impact could be material, could reduce the period of time for which our anticipated working capital needs will be sufficient, and could result in the Company terminating, curtailing or ceasing operations or pursuing other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code.

See the section titled “Risk Factors” (refer to Part II, Item 1A of this report) for a discussion of the factors that may impact our ability to maintain adequate liquidity, in addition to those risks included in Part I, Item 1A of our 2022 Form 10-K.

Cash Flow Summary

The change in cash was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash used in operating activities	$(3,383,826)	$(2,112,554)	$(8,432,049)	$(14,375,590)
Net cash used in investing activities	(607,181)	(1,020,510)	(1,837,362)	(4,643,634)
Net cash provided by financing activities	5,215,000	-	7,965,000	-
Net change in cash	$1,223,993	$(3,133,064)	$(2,304,411)	$(19,019,224)

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

Net cash used in operating activities in the three months ended September 30, 2023, was $3.4 million, and was driven primarily by the impact of a net loss of $5.7 million, and a negative net change in operating assets and liabilities of $1.7 million primarily comprising of a decrease in accounts payable of $2.5 million, decrease in customer deposits $0.1 million, a decrease in prepaids of $0.1 million partially offset by non-cash depreciation and amortization expense of $2.1 million.

Net cash used in operating activities in the nine months ended September 30, 2023, was $8.4 million, and was driven primarily by the impact of a net loss of $16.2 million, and a negative net change in operating assets and liabilities of $2.4 million primarily comprising of an increase in customer deposits of $2.3 million, accounts payable of $1.0 million offset by non-cash depreciation and amortization expenses of $6.4 million and other non-cash charges of $3.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022, which consisted of website and software development costs. The current year amount was partially offset by the proceeds from the sale of the Onyx.com domain name. Cash used in investing activities varies depending on the timing of technology and product development cycles.

Cash Flows from Financing Activities

Net cash provided from financing activities for the three months ended September 30, 2023, was $5.2 million, compared to $0 in the three months ended September 30, 2022.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $8.0 million compared to $0 in the nine months ended September 30, 2022, due to borrowings from the issuance of convertible notes of $14.4 million and offset by repayments of $6.4 million which included a repayment of the JGB note of $4.3 million.

Operating Leases

The Company has several non-cancelable lease arrangements for office spaces and an equipment lease that expire at various dates through 2025. Rental expense for operating leases was $91,106 for the three months ended September 30, 2023.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2023, are as follows:

October 1, 2023, to December 31, 2023	$170,502
January 1, 2024 to December 31, 2024	276,358
January 1, 2024 to September 30, 2025	197,940
Total future minimum lease payments	$644,800

Warrants

In connection with the entry into the JGB Loan Agreement, with respect to the Initial Term Loan Advance, the Company issued JGB a warrant (the “Warrant”) to purchase 1,000,000 shares (the “Warrant Shares”) of the Company’s Common Stock.

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

During the second quarter 2023 the Company issued the convertible notes in the aggregate principal amount of $1.25 million and warrants to purchase 2,777,777 shares of the Common Stock. These warrants were valued at approximately $911,000 at issuance using the Black-Scholes model. The Company accounted for the warrants by allocating approximately $527,000 as a discount on the debt and this discount will be amortized over the life of the loans. In addition, the Company recorded amortization of approximately $24,000 to interest expense.

During the third quarter 2023, other than pursuant to the Lind Purchase Agreement, the Company issued convertible notes in the aggregate principal amount of $3.25 million and warrants to purchase 7,738,094 shares of Common Stock. These warrants were valued at approximately $1.4 million at issuance using the Black-Scholes model.

The warrants liability balance includes the values of warrants issued in connection with issuance of convertible debt issued by the Company. The Company periodically reviews the values of these warrants based on the historical and future values of the Company’s stock, it’s volatility and the risk-free rate using the Black-Scholes model. As of September 30, 2023 and December 31, 2022 the liability was $0 and $551,000, respectively. A change in any of the aforementioned factors over time could result in a material adjustment to this liability.

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

Cash Taxes

The Company paid $0 in taxes in cash for the three months ended September 30, 2023, and $1,000 for the nine months ended September 30, 2023. As of December 31, 2022, the Company had $17,034,462 in federal net operating losses (“NOL”), all remaining from 2019 and onwards and accordingly may be available to offset future taxable income indefinitely. However, the NOL’s are subject to an 80% taxable income limitation for all periods after January 1, 2021. The Company does not currently anticipate any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

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

Unshipped and undelivered orders as of September 30, 2023 and December 31, 2022, were $0.8 million and $3.1 million, respectively, which are reflected as customer deposits on our condensed consolidated balance sheets.

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

If actual sales returns are not consistent with our estimates, or if we must make adjustments, we may incur future losses or gains that could be material. Adjustments to our estimated net allowances for sales returns over the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$213,535	$756,107	$549,250	$738,465
Adjustment	29,564	8,171	(306,151)	25,813
Balance at closing of period	$243,099	$764,278	$243,099	$764,278

Website and Software Development

We capitalize certain costs associated with website and software development (technology platform including the product catalog) for internal use in accordance with Accounting Standards Codification (“ASC”) 350-50, Intangibles — Goodwill and Other — Website Development Costs, and ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, when both the preliminary project design and the testing stage are completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts related to website and software development such as contractors’ fees, payroll and payroll-related costs for employees who are directly associated with and who devote time to our internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized costs are amortized over a three-year period commencing on the date that the specific module or platform is placed in service. Costs incurred during the preliminary stages of development and ongoing maintenance costs are expensed as incurred. Determinations as to when a project is substantially complete and what constitutes ongoing maintenance require judgments and estimates by management. We periodically review the carrying values of capitalized costs and make judgments as to ultimate realization. The amount of capitalized software costs for the nine months ended September 30, 2023 and 2022 were as follows:

Nine months ended September 30,	Capitalized Software
2022	$5,960,574
2023	$3,245,867

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

Allowance for Credit Losses

Accounts receivable balances include amounts due from customers. The Company periodically reviews its accounts receivable balances to determine whether an allowance for credit losses is necessary based on an analysis of past due accounts, historical occurrences of credit losses, existing economic conditions, and other circumstances that may indicate that the realization of an account is in doubt. As of September 30, 2023 and December 31, 2022, the Company determined that an allowance for credit losses was not necessary. As circumstances change, it could result in material adjustments to the allowance for credit losses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023 due to material weaknesses as described herein.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified that the Company’s internal control over financial reporting is ineffective with respect to its financial closing process as it relates to the accounting for complex debt and equity transactions.

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses, specifically implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are routinely involved in several legal actions, proceedings, litigation, and other disputes arising in the ordinary course of our business. Other than as described below, there were no material changes to the Company’s legal matters and other contingencies disclosed in Note 7 of the “Notes to Consolidated Financial Statements” included in our 2022 Form 10-K.

Onyx Enterprises Int’l, Corp. v. IDParts, LLC

On June 30, 2020, the Company initiated a trademark infringement action against IDParts, LLC (“IDParts”) for the unlawful use of “ID” to sell automotive products through its e-commerce platform found at www.idparts.com. The Company first used “iD” to sell automotive products in March of 2009 on its e-commerce platform found at www.carid.com. The Civil Action is captioned as Onyx Enterprises Int’l, Corp. v. IDParts, LLC, Civil Action Number 1:20-cv-11253-RMZ and is currently pending before the United States District Court for the District of Massachusetts. On August 4, 2020, the Company filed the First Amended Complaint. Upon being served by the Company, IDParts counterclaimed against the Company for infringement of its alleged common law trademark rights arising from is use of “IDParts” on www.idparts.com in January of 2010. On January 22, 2021, the Company filed the Second Amended Complaint against IDParts. The Company is seeking monetary damages for use of its trademark as well as an order precluding IDParts from continuing to use “ID” as part of its branding. IDParts is seeking similar relief through its counterclaims. Discovery was then completed, and a final pretrial conference was held in January 2023. Trial was held on the matter during the week of November 13, 2023 and concluded on November 20, 2023. The jury found that neither party was able to prove infringement in connection with the “iD” marks. However, the jury did find that the Company infringed IDParts’ name by changing its name in 2020. No damages were awarded. The Company is evaluating its options in light of the jury verdict.

Item 1A. Risk Factors

Other than as described below, there have been no material changes to our risk factors from those previously disclosed in our 2022 Form 10-K.

The Company has experienced significant declines in revenue and is not generating sufficient cash flows to cover its operating expenses, and any failure to obtain additional capital will jeopardize its operations.

As of September 30, 2023, the Company had negative working capital of approximately $47 million and has continued to experience declining revenues. While we have operated with a working capital deficiency since our inception, this combined with declined profitability had caused us to consume approximately $3.3 million in cash from operating activities during the quarter ended September 30, 2023. Since then, we have been unable to generate sufficient cash from our operating activities or obtain sufficient financing to cover our operating expenses to date. If our revenues do not increase and continue to decline, we may be forced to discontinue our operations. We need to raise additional capital in the near future, which may not be available on reasonable terms or at all, to continue funding the operations and development of our business. Even if we are able to raise additional capital, we may raise capital by selling equity securities, which will be dilutive to our existing stockholders. If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue the Company’s operations as a going concern. We have very limited liquidity, and we cannot provide any assurance that we will be able to generate sufficient revenue and positive cash flow to successfully continue our business operations. The continued low trading price of our Common Stock presents a significant challenge to our ability to raise additional funds. If adequate capital is not available to us when needed, or in the amounts required, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Our consolidated results of operations could be materially adversely affected by these decisions and your investment in the Company could be materially impaired.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas. Russian military action against Ukraine has resulted in disruptions to the operations of our outsourced teams in Ukraine and could have a material adverse effect on our operations, liquidity and business.

U.S. and global markets are experiencing volatility and disruption following the escalation of certain geopolitical tensions. The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As of November 8, 2023, the Company had approximately 229 contractors, consisting of our outsourced engineering and product data development team as well as our outsourced marketing, back office and part of our customer service teams, located in Ukraine, which has been involved in political confrontation with the Russian Federation since 2014. While initially confined to two eastern provinces and the Crimean Peninsula, the conflict escalated significantly in February 2022 when the Russian Federation launched a full-scale invasion with as many as 190,000 troops across all of Ukraine. Since that time, the conflict has escalated, has caused disruption throughout the country and has provoked strong reactions from countries around the world, including the imposition of broad financial and economic sanctions against Russia. Our outsourced teams in Ukraine are located in the southern part of the country, which has been invaded. The actual hardware, including all servers, involved in operating our business have been located outside Ukraine for several years.

Since the onset of the Russian-Ukranian conflict in February 2022, most our contractors have been able to continue their work, although at a reduced capacity and/or schedule. Our websites and call centers have continued to function, however they could be more negatively impacted in the future. Some of our contractors have moved outside of Ukraine to neighboring countries where they continue to work remotely. Some of our contractors who have remained in Ukraine have moved to areas in western Ukraine, but their ability to continue work is subject to significant uncertainty and potential disruptions. The situation is highly complex and continues to evolve. Although we are working to provide IT support by existing personnel in other countries and planning for temporary work locations in surrounding countries, we cannot provide any assurance that our outsourced teams in Ukraine will be able to provide efficient and uninterrupted services, which could have an adverse effect on our operations and business. In addition, our ability to maintain adequate liquidity for our operations is dependent on several factors, including our revenue and earnings, which could be significantly impacted by the conflict in Ukraine. Further, any major breakdown or closure of utility services in Ukraine or in the neighboring countries of Moldova, Romania, Poland or Hungary or adverse displacement of our teams or disruption of international banking could materially impact our operations and liquidity.

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and began preparation for a potential ground invasion of the Gaza Strip. It is possible that other terrorist organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Israel and Hamas, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which our business may be impacted. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in our 2022 Form 10-K.

Our failure to maintain compliance with the continuing listing requirements of the NYSE American could result in a delisting of our securities.

Our Common Stock is currently listed for trading on the NYSE American LLC (the “NYSE American”). We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our Common Stock on the NYSE American. If we fail to satisfy the continuing listing requirements of the NYSE American, such as the corporate governance, minimum closing bid price requirements, or stockholders’ equity or minimum closing bid price requirements, the NYSE American may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair our shareholders’ ability to sell or purchase our securities. In the event of a delisting, we would likely take actions to restore our compliance with the NYSE American’s listing requirements, but we can provide no assurance that any such action taken by us would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE American minimum bid price requirement or prevent future non-compliance with NYSE American’s listing requirements.

As previously disclosed, on May 23, 2023, we received a letter from the NYSE American stating that we were not in compliance with Sections 1003(a)(i) and 1003(a)(ii), respectively, of the NYSE American Company Guide. Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide require an issuer to have (a) shareholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, and (b) shareholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, respectively. As previously disclosed, we submitted a plan of compliance to the NYSE American on June 22, 2023 (the “Plan”) addressing how the Company intends to regain compliance with these requirements by November 23, 2024, and on August 8, 2023, the NYSE American accepted the Plan. If the Company is not in compliance with the continued listing standards by November 23, 2024 or if the Company does not make progress consistent with the Plan during the plan period, the NYSE American may commence delisting procedures.

Additionally, as previously disclosed, on October 27, 2023, we received written notice (the “Notice”) from the NYSE American indicating that we are not in compliance with the continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide because the shares of our Common Stock have been selling for a substantial period of time at a low price per share. Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff (the “Staff”) determined that our continued listing is predicated on effecting a reverse stock split of our Common Stock or demonstrating sustained price improvement within a reasonable period of time, which the Staff determined to be no later than April 27, 2024. The NYSE American may also accelerate delisting action in the event that our Common Stock trades at levels viewed by the Staff to be abnormally low. We intend to monitor the price of our Common Stock and consider available options if our Common Stock does not trade at a consistent level likely to result in us regaining compliance by April 27, 2024.

If we fail to continue to meet all applicable NYSE American requirements in the future and the NYSE American determines to delist our Common Stock, the delisting could substantially decrease trading in our Common Stock; adversely affect the market liquidity of our Common Stock as a result of the loss of market efficiencies associated with the NYSE American and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, vendors, customers, and employees and fewer business development opportunities. Additionally, the market price of our Common Stock may decline further and stockholders may lose some or all of their investment.

We have a limited number of unreserved, authorized shares.

We have a limited number of unreserved, authorized shares of Common Stock to meet the obligations of our outstanding convertible notes and warrants. In addition, if we issue securities in an equity or equity-linked financing in the near future, we may need to use a significant percentage of our unreserved authorized shares of Common Stock in such an offering. If we were to increase the authorized shares of Common Stock under our Certificate of Incorporation, we would need to obtain stockholder approval to implement an increase in our authorized shares of Common Stock or to effectuate a reverse stock split in order to issue additional shares of Common Stock in the future. Our Certificate of Incorporation and the Delaware General Corporation Law, or the DGCL, currently require the approval of stockholders holding not less than a majority of all outstanding shares of capital stock entitled to vote in order to approve an increase in our authorized shares of Common Stock or a reverse stock split. There are no assurances that stockholder approval will be obtained, in which event we will be unable to raise additional capital through the issuance of shares of Common Stock to fund our future operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information required by this Item 2 related to the issuance of convertible notes and warrants to purchase shares of the Company’s Common Stock (as applicable) issued to certain investors is contained in the Current Reports on Form 8-K filed with SEC on July 17, 2023 and October 13, 2023.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2023, the Company did not repurchase any of its securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 23, 2020).

10.1	Securities Purchase Agreement, dated as of July 14, 2023, by and between PARTS iD, Inc. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.2	Form of Senior Secured Convertible Promissory Note, dated as of July 14, 2023, issued to Lind Global Fund II LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.3	Form of Common Stock Purchase Warrant, dated as of July 14, 2023, issued to Lind Global Fund II LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.4	Security Agreement, dated as of July 14, 2023, by and between PARTS iD, Inc. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.5	Guarantor Security Agreement, dated as of July 14, 2023, by and between PARTS iD, LLC and Lind Global Fund II LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.6	Pledge Agreement, dated as of July 14, 2023, by and between PARTS iD, Inc. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.7	Guaranty, dated as of July 14, 2023, by PARTS iD, LLC in favor of Lind Global Fund II LP (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.8	Trademark Security Agreement, dated as of July 14, 2023, by and between PARTS iD, LLC and Lind Global Fund II LP (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.9	Note and Warrant Purchase Agreement, dated as of July 13, 2023, by and between the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.10	Form of Junior Secured Convertible Promissory Note, dated as of July 13, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.11	Form of Junior Secured Convertible Promissory Note, dated as of July 13, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.12	Form of Common Stock Purchase Warrant, dated as of July 13, 2023 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.13	Form of Common Stock Purchase Warrant, dated as of July 13, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.14	Placement Agent Common Stock Purchase Warrant, dated as of July 14, 2023, issued to Titan Partners Group LLC (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.15	First Amendment to Securities Purchase Agreement, dated as of August 2, 2023, by and between PARTS iD, Inc. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2023).

10.16	Second Amendment to Securities Purchase Agreement, dated as of August 18, 2023, by and between PARTS iD, Inc. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2023).

10.17*	Purchase and Sale of Future Receivables Agreement, dated as of September 11, 2023, by and between Riverside Capital NY and PARTS iD, Inc.

10.18*	Standard Merchant Cash Advance Agreement, dated as of September 11, 2023, by and between WAVE ADVANCE INC and PARTS iD, Inc.

10.19	Litigation Funding Agreement, dated as of September 29, 2023, by and among PARTS iD, Inc., PARTS iD, LLC and Pravati Investment Fund VI LP acting through Pravati Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023).

10.20	Restructuring Support Agreement, dated as of October 6, 2023, by and among PARTS iD, Inc., PARTS iD, LLC and the Consenting Vendors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2023).

10.21	Note Purchase Agreement, dated as of October 9, 2023, by and between the Company and Lev Peker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

10.22	Form of Junior Secured Convertible Promissory Note, dated as of October 9, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

10.23	Note Purchase Agreement, dated as of October 20, 2023, by and between the Company and Sanjiv Gomes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023).

10.24	Form of Unsecured Promissory Note, dated as of October 20, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2023).

10.25	Interim Office Engagement Agreement, dated as of October 30, 2023, between SRV Partners, LLC and PARTS iD, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2023).

10.26	Note Purchase Agreement, dated as of November 2, 2023, by and between the Company and 2642186 Ontario Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

10.27	Form of Junior Secured Promissory Note, dated as of November 2, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Shareholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTS iD, INC.

December 8, 2023	By:	/s/ Lev Peker
Lev Peker
Chief Executive Officer

December 8, 2023	By:	/s/ James Doss
James Doss
Chief Financial Officer